Form 10-Q
period 1996-06-30
CKF BANCORP INC
filed 1996-08-08
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ---------------------------------

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996.


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25180


                               CKF BANCORP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     61-1267810
 -----------------------------------                   ------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                       40422
- - -----------------------------------------                 --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (606) 236-4181
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes  X    No
    ---      ---

As of August 1, 1996, 950,000 shares of the registrant's common stock were issued and outstanding.

Page 1 of 17 Pages                                Exhibit Index at Page N/A
                                                                        ---

                                    CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1996 (unaudited) and
               December 31, 1995.............................................  3

           Consolidated Statements of Income for the Three-Month Periods Ended
               June 30, 1996 and 1995 (unaudited) and the Six-Month Periods
               Ended June 30, 1996 and 1995 (unaudited)......................  4

           Consolidated Statements of Cash Flows for the Six-Month Periods
               Ended June 30, 1996 and 1995 (unaudited)......................  5

           Notes to Consolidated Financial Statements........................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 16

Item 2.    Changes in Securities............................................. 16

Item 3.    Defaults Upon Senior Securities................................... 16

Item 4.    Submission of Matters to a Vote of Security Holders............... 16

Item 5.    Other Information................................................. 16

Item 6.    Exhibits and Reports on Form 8-K.................................. 16

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                              -------------------

                                                                    AS OF          AS OF
                                                                   JUNE 30,     DECEMBER 31,
ASSETS                                                               1996           1995
                                                                 -------------  ------------
                                                                  (unaudited)
Cash and due from banks                                           $   107,040   $   500,944
Interest bearing deposits                                             359,441     1,602,813
Certificates of deposit                                                           1,000,000
Available-for-sale securities                                         838,242       818,634
Held-to-maturity securities                                         2,730,912     1,975,941
Loans receivable, net                                              53,739,071    49,638,263
Accrued interest receivable                                           389,851       440,314
Office property and equipment, net                                    555,979       560,968
Other assets                                                           13,899        11,401
                                                                  -----------   -----------

      Total assets                                                $58,734,435   $56,549,278
                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                       $42,046,912   $39,355,841
   Advance from Federal Home Loan Bank                                270,415       288,040
   Federal income tax payable                                         634,068       680,256
   Other liabilities                                                  146,800        96,231
                                                                  -----------   -----------
      Total liabilities                                            43,098,195    40,420,368
                                                                  -----------   -----------
 Stockholders' equity:
   Common stock, $0.01 par value, 4,000,000 shares authorized;
    1,000,000 shares issued                                            10,000        10,000
   Additional paid-in capital                                       9,608,629     9,583,408
   Retained earnings, substantially restricted                      6,941,577     6,767,215
   Treasury stock, 37,101 shares, at cost                            (731,860)
   Net unrealized appreciation on securities available-for-sale       527,896       514,955
   Unallocated employee stock ownership plan (ESOP) shares           (720,002)     (746,668)
                                                                  -----------   -----------
      Total stockholders' equity                                   15,636,240    16,128,910
                                                                  -----------   -----------

      Total liabilities and stockholders' equity                  $58,734,435   $56,549,278
                                                                  ===========   ===========

         See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                              ------------------


                                                              FOR THE THREE-MONTH PERIODS        FOR THE SIX-MONTH PERIODS
                                                                    ENDED JUNE 30,                     ENDED JUNE 30,
                                                           ---------------------------------  ------------------------------
                                                                  1996              1995           1996            1995
                                                           ------------------    -----------  --------------  --------------
Interest income:
  Interest on loans......................................          $1,009,015     $  893,836      $1,984,940      $1,751,551
  Interest and dividends on investments..................              48,321         36,687          75,876          72,732
  Other interest income..................................              13,561         74,455          53,932         155,081
                                                                   ----------     ----------      ----------      ----------
               Total interest income.....................           1,070,897      1,004,978       2,114,748       1,979,364
                                                                   ----------     ----------      ----------      ----------

Interest expense:........................................
  Interest on deposits...................................             524,634        465,567       1,037,802         912,444
  Other interest expense.................................               4,682          5,272           9,515          10,685
                                                                   ----------     ----------      ----------      ----------
               Total interest expense....................             529,316        470,839       1,047,317         923,129
                                                                   ----------     ----------      ----------      ----------

Net interest income......................................             541,581        534,139       1,067,431       1,056,235
Provision for loan losses................................               6,000          6,000          12,000          12,000
                                                                   ----------     ----------      ----------      ----------
  Net interest income after
   provision for loan losses.............................             535,581        528,139       1,055,431       1,044,235
                                                                   ----------     ----------      ----------      ----------

Non-interest income:
  Loan and other service fees............................              12,386         10,603          22,646          20,504
  Other, net.............................................                 581            447           1,408             916
                                                                   ----------     ----------      ----------      ----------
               Total non-interest income.................              12,967         11,050          24,054          21,420
                                                                   ----------     ----------      ----------      ----------

Non-interest expense:
  Compensation and benefits..............................             132,370         97,663         265,607         195,240
  Federal insurance premium..............................              24,484         24,965          48,969          49,929
  State franchise tax....................................              12,273         12,560          24,547          25,120
  Occupancy expenses, net................................               8,825          8,572          19,525          16,542
  Data processing expenses...............................               9,600         10,060          20,171          20,949
  Legal fees.............................................               5,651         15,359          17,004          29,597
  Other operating expenses...............................              55,616         41,369         129,747          73,005
                                                                   ----------     ----------      ----------      ----------
               Total non-interest expense................             248,819        210,548         525,570         410,382
                                                                   ----------     ----------      ----------      ----------

Income before income tax expense.........................             299,729        328,641         553,915         655,273

Provision for income taxes...............................             107,329        116,662         194,587         228,342
                                                                   ----------     ----------      ----------      ----------

Net income...............................................          $  192,400     $  211,979      $  359,328      $  426,931
                                                                   ==========     ==========      ==========      ==========

Earnings per share.......................................          $      .21     $      .23      $      .39      $      .46
                                                                   ==========     ==========      ==========      ==========

         See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                ---------------


                                                              FOR THE SIX-MONTH PERIODS
                                                                   ENDED JUNE 30
                                                             ----------------------------
                                                                 1996            1995
                                                             ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   359,328   $   426,931
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                        12,000        12,000
    Amortization of loan fees                                        (3,864)       (4,897)
    ESOP benefit expense                                             51,887        34,595
    Provision for depreciation                                       11,918         8,832
    FHLB stock dividend                                             (15,800)      (13,800)
    Amortization of investment premium                                7,211         1,391
 Change in:
    Interest receivable                                              50,463       (67,337)
    Other liabilities and federal income taxes payable               (3,900)       51,684
    Prepaid expense                                                  (2,498)      (18,625)
    Interest payable                                                  1,614           961
                                                                -----------   -----------
        Net cash provided by operating activities                   468,359       431,735
                                                                -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and principal payment on loans, net          (3,944,944)   (2,696,809)
  Purchase of office equipment                                       (6,929)      (43,023)
  Purchase of loans                                                (164,000)
  Purchase of held-to-maturity securities                        (1,017,806)
  Matured held-to-maturity securities                               250,415
  Proceeds from certificates of deposit                           1,000,000
  Principle repayment on mortgage-backed securities                  21,009
                                                                -----------   -----------
        Net cash (used) by investing activities                  (3,862,255)   (2,739,832)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                            971,391      (282,071)
  Net increase (decrease) in certificates of deposit              1,719,681      (993,065)
  Payments on FHLB advances                                         (17,625)      (17,928)
  Dividends paid                                                   (184,967)
  Purchase of common stock                                         (731,860)
                                                                -----------   -----------
        Net cash provided (used) by financing activities          1,756,620    (1,293,064)
                                                                -----------   -----------

Increase (decrease) in cash and cash equivalents                 (1,637,276)   (3,601,161)
Cash and cash equivalents, beginning of period                    2,103,757     7,951,858
                                                                -----------   -----------
Cash and cash equivalents, end of period                        $   466,481   $ 4,350,697
                                                                ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                                    $   161,353   $   168,532
                                                                ===========   ===========
  Cash paid for interest                                        $ 1,036,189   $   922,168
                                                                ===========   ===========

         See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

CKF Bancorp, Inc. (the "Company") was formed In August 1994 at the direction of Central Kentucky Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from mutual to stock form (the "Conversion"). Since the Conversion, the Company's primary assets have been the outstanding capital stock of the Bank, 50% of the net proceeds of the Conversion, and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and its sole business is that of the Bank. Accordingly, the consolidated financial statements and discussions herein include both the Company and the Bank. On December 29, 1994, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company. In conjunction with the Conversion, the Company issued 1,000,000 shares of its common stock to the public.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1996.


2.   EARNINGS PER SHARE

Earnings per share for the three and six month periods ended June 30, 1996 amounted to $0.21 and $0.39 per share, respectively, based on weighted average common stock shares outstanding. Earnings per share for the three and six month periods ended June 30, 1995 amounted to $0.23 and $0.46 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares issued and outstanding for the three and six month periods ended June 30, 1996 was 916,952 and 923,444 shares, respectively. The weighted average number of common shares issued and outstanding for the three and six month periods ended June 30, 1995 was 922,667 and 922,000 shares, respectively.

3.   REGULATORY CAPITAL

At June 30, 1996, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at June 30, 1996 to its regulatory capital requirements.

                                                     REGULATORY CAPITAL
                                              ----------------------------------
                                              TANGIBLE        CORE    RISK-BASED
                                               CAPITAL      CAPITAL     CAPITAL
                                              -----------  --------  -----------
                                                        (In thousands)

Stockholder equity                            $12,748      $12,748     $12,748
 Net unrealized appreciation on investment
  securities available-for-sale                  (528)        (528)       (528)
 General allowance for loan losses                                         112
                                              -------      -------     -------
 Regulatory capital                            12,220       12,220      12,332
 Minimum capital requirement                      873        1,746       2,823
                                              -------      -------     -------
 Excess regulatory capital                    $11,347      $10,474     $ 9,509
                                              =======      =======     =======

Minimum capital requirement as a
 percentage of assets                             1.5%         3.0%        8.0%
Regulatory capital in excess of minimum
 capital requirements as a percentage
 of assets                                       19.3%        18.0%       29.5%/1/

- - ----------------
/1/Based on risk weighted assets.


4. IMPAIRED LOANS

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, effective January 1, 1995. SFAS No. 114 as amended generally requires that impaired loans be measured based on the present value of the loan's expected future cash flows discounted at the loan's effective interest rate. The measurement of impairment for loans that are collateral dependent may be based on the fair value of the collateral. If the present value or the fair value of the collateral is less than the recorded investment in the loan, an impairment will be recognized. This statement as amended allows a creditor to use existing methods for recognizing interest income on an impaired loan.

   The Company has defined its population of impaired loans as consisting of all loans in a non-accrual status. Non-accrual loans, which includes all impaired loans, are loans which management believes may have defined weaknesses whereby it is probable that all amounts due under the contractual terms of the agreement will not be collected. Generally, these are loans which are past due as to maturity or payment of principal or interest for a period of more than 90 days unless such loans are well-secured and in the process of collection. Payments received on these loans are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibillity of the loan.

   Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, combined with sustained repayment performance by the borrower.

   As of June 30, 1996, the total amount of impaired loans was $348,000 for which no allowance for loan losses has been provided. The average balance of impaired loans for the six months ended June 30, 1996 was $348,000. Interest income from cash receipts on impaired loans for the six months ended June 30, 1996 amounted to $198.00. The following summarizes the activity in the allowance for loan losses for the six months ended June 30, 1996.


                              ALLOWANCES FOR     GENERAL
                                LOSSES ON     ALLOWANCE FOR
                              IMPAIRED LOANS   LOAN LOSSES    TOTAL
                              --------------  -------------  --------

Balance, December 31, 1995    $               $100,000       $100,000
   Additions                                    12,000         12,000
   Charge-offs
   Recoveries
                              ---------       --------       --------
Balance, June 30, 1996        $               $112,000       $112,000
                              =========       ========       ========

5. TREASURY STOCK

   Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on December 16, 1995, the Company repurchased a total of 37,101 shares at a total price of $731,860 during the six months ended June 30, 1996.


6. SUBSEQUENT EVENT

   On July 11, 1996 the Board of Directors of the Company authorized the increase of the semi-annual dividend from $.20 per share of common stock to $.22 per share. The dividend is to be paid on August 12, 1996 to stockholders of record at July 26, 1996.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased approximately $2.2 million, or 3.9%, from $56.6 million at December 31, 1995 to $58.8 million at June 30, 1996. The increase primarily reflected a $4.1 million, or 8.3%, increase in net loans receivable and a $.7 million, or 27.7%, increase in investment securities offset by a $2.6 million, or 84.9%, decrease in cash and cash equivalents and certificates of deposit.

The Company's aggregate investment securities portfolio increased $.7 million, or 27.7%, to $3.6 million at June 30, 1996 from $2.8 million at December 31, 1995. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $20,000 due solely to the increase in the market value of such securities. Held-to-maturity securities increased $.7 million due to the purchase of a mortgage-backed security and a U.S. Treasury Note, based on management's decision to seek higher yields on funds available for investment.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1996, the Company included net unrealized gains of approximately $528,000 in stockholders' equity. At December 31, 1995, the Company included net unrealized gains of approximately $515,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $4.1 million, or 8.3%, from $49.6 million at December 31, 1995 to $53.7 million at June 30, 1996. The increase in loans during this six-month period reflects management's continued aggressive policy in loan solicitation as well as the general decline in market interest rates. In March 1994, the Bank began offering adjustable rate mortgage loans with initial adjustment periods of one, three, five, and seven years. Prior to this time, the Bank only offered adjustable rate mortgage loans with an initial adjustment period of one year. Management intends to continue offering these loan products as a long-term strategy for expanding the loan portfolio.

Deposits increased by $2.7 million, or 6.8%, from $39.3 million at December 31, 1995 to $42.0 million at June 30, 1996. This increase reflects the Company's competitively priced product line within the local market area.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME

Net income for the three months ended June 30, 1996 was $192,000 compared to $212,000 for the corresponding period in 1995, a decrease of $20,000, or 9.4%. The decrease resulted primarily from increases in non-interest expenses of $38,000 partially offset by an increase in net interest income of $8,000 and a decrease in income tax expense of $9,000 as compared to the corresponding period in 1995.

INTEREST INCOME

Interest income totaled 7.3% of average assets for the quarter ended June 30, 1996 compared to 7.4% for the quarter ended June 30, 1995. Interest income increased $66,000, or 6.6%, to $1.1 million for the quarter ended June 30, 1996 from $1 million for the quarter ended June 30, 1995. The increase was due primarily to an increase in the average earning assets of $3.4 million for the quarter ended June 30, 1996 compared to the same period in 1995.

INTEREST EXPENSE

Interest expense totaled $529,000 and $471,000 for the three months ended June 30, 1996 and 1995, respectively. The increase in interest expense of $58,000 or 12.3%, for the three months ended June 30, 1996 as compared to the same period for 1995 was due to an increase in average interest rates paid on deposits, from 4.4% to 4.8%, plus an increase of $1.1 million in the average deposit balances, offset by a reduction in the average amount of FHLB borrowings outstanding during the three months ended June 30, 1996 compared to the same period in 1995.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $6,000 for the three month period ended June 30, 1996 and 1995. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 1996 the allowance for loan losses represented
 .21% of total loans compared to .18% at June 30, 1995.

There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolios in the future, will not request the Bank to increase such allowance, either of which could adversely affect bank earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.

NON-INTEREST INCOME

Non-interest income amounted to $13,000 and $11,000 for the three months ended June 30, 1996 and 1995, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $12,000 and $9,000 for the three months ended June 30, 1996 and 1995, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $249,000 and $211,000 for the three months ended June 30, 1996 and 1995, respectively, an increase of $38,000, or 18.0%, and such expense amounted to 1.7% and 1.5% of average assets for the three months ended June 30, 1996 and 1995, respectively. The increase was primarily due to an increase in compensation and benefits of $35,000 and an increase in other operating expenses of $14,000 offset by a decrease in legal expenses of $10,000. The increase of $35,000 in compensation and benefits is due to the addition of one staff person in 1996 plus normal salary increases, the expense related to the director's retirement plan in effect in 1996, but not in 1995, and an increase in the ESOP expense for the 1996 period, which is based on the market value of the Company's stock. The increase of $14,000 in other operating expenses was primarily due to additional expenses for the new ATM operation, an increase in advertising and in professional services. The decrease of $10,000 in legal fees was due to additional services rendered in 1995 related to adopting employee benefit plans subsequent to the conversion, which were not incurred in the 1996 period.

INCOME TAXES

The provision for income taxes for the three months ended June 30, 1996 and 1995 was $107,000 and $117,000, respectively, which, as a percentage of income before income taxes was 35% for both periods.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME

Net income for the six months ended June 30, 1996 was $360,000, as compared to $427,000 for the corresponding period in 1995, a decrease of $67,000, or 15.7%. The decrease resulted primarily from increases in other operating expenses of $115,000 partially offset by an increase in net interest income of $11,000 and a decrease in income tax expense of $34,000 as compared to the corresponding period in 1995.

INTEREST INCOME

Interest income totaled 7.3% of average assets for the six month periods ended June 30, 1996 and 1995. Interest income increased $135,000, or 6.8%, to approximately $2.1 million for the six month period June 30, 1996 compared to approximately $1.9 million for the same period in 1995. The increase was due to an increase in the effective rate earned on interest-bearing assets to 7.40% for the six month period ended June 30, 1996 as compared to 7.29% for the same period in 1995, plus an increase in average earning assets of $2.8 million for the six months ended June 30, 1996 compared to the same period in 1995.

INTEREST EXPENSE

Interest expense totaled $1,047,000 and $923,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in interest expense of $124,000, or 13.5%, for the six months ended June 30, 1996 was due to an increase of .52% in average interest rates paid on deposits, plus an increase of $530,000 in the average deposit balances offset by a reduction in the average amount of FHLB borrowings outstanding during the six months ended June 30, 1996 compared to the same period in 1995.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $12,000 for the six month period ended June 30, 1996 and 1995. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

NON-INTEREST INCOME

Non-interest income amounted to $24,000 and $21,000 for the six months ended June 30, 1996 and 1995, respectively. Non-interest income included primarily service fees charged in connection with loans and service charges on deposit accounts of $22,000 and $16,000 for the six months ended June 30, 1996 and 1995, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $525,000 and $410,000 for the six months ended June 30, 1996 and 1995, respectively, an increase of $115,000, or 28.0%, and such expense amounted to 1.8% and 1.5% of average assets for the six months ended June 30, 1996 and 1995, respectively. The increase was primarily due to an increase in compensation and benefits of $70,000 and an increase in other operating expenses of $57,000 partially offset by a decrease in legal expenses of $13,000. The increase of $70,000 in compensation and benefits is due to the addition of one staff person in 1996 plus normal salary increases, the expense related to the director's retirement plan in effect in 1996, but not in 1995, and an increase in the ESOP expense for the 1996 period, which is based on the market value of the company's stock. The increase of $57,000 in other operating expenses was primarily due to additional expenses for the new ATM operations, an increase in advertising, professional services, and license fees and franchise taxes. The decrease of $13,000 in legal fees was due to additional professional services rendered in 1995 related to adoption of employee benefit plans subsequent to the conversion, which were not incurred during the 1996 period.

INCOME TAXES

The provision for income taxes for the six months ended June 30, 1996 and 1995 was $194,000 and $228,000, respectively, and, as a percentage of income before income taxes was 35% for both periods.

NON-PERFORMING ASSETS

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                     JUNE 30, 1996   DECEMBER 31 1995
                                                     --------------  -----------------
                                                          (amounts in thousands)
Non-performing loans:
 Loans accounted for on a non-accrual basis:(1)
 Real Estate:
   Residential....................................          $   49             $   49
   Commercial.....................................             290
 Consumer.........................................               9                  9
                                                            ------             ------

      Total.......................................             348                 58
                                                            ------             ------

  Accruing loans which are contractually past due
   90 days or more:
  Real Estate:
   Residential....................................             418                482
   Commercial.....................................             112
  Consumer........................................               4                  7
                                                            ------             ------
      Total.......................................             534                489

  Total non-performing loans......................            882                547

Other non-performing assets (2)...................
                                                            ------             ------
  Total non-performing assets......................         $  882             $  547
                                                            ======             ======

Non-performing loans to total loans................           1.56%              1.10%
                                                            ======             ======

Non-performing assets to total assets..............           0.15%              0.10%
                                                            ======             ======

Allowance for loan losses to
   non-performing loans.............................         12.70%             18.28%
                                                            ======             ======

(1) Non-accrual status denotes any mortgage loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. Such property is carried at the lower of its fair market value or the principal balance of the related loan.

During the six-month period ended June 30, 1996, additional interest income of $21,760 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the six-months ended June 30, 1996 totaled $198.

At June 30, 1996, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first six months of fiscal year 1996, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy three capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At June 30, 1996, the Bank's capital was in excess of these requirements (see Note 3).

At June 30, 1996, the Bank had outstanding commitments to originate loans totaling $637,000, excluding $589,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 1996 totaled $19.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

BIF/SAIF PREMIUM DISPARITY

As a result of a recent reduction by the FDIC of deposit insurance rates applicable to commercial banks, savings institutions could be at a significant disadvantage in competing with banks. Generally, commercial banks are insured by and pay their premiums to the Bank Insurance Fund ("BIF") and savings associations are insured by and pay their premiums to the Savings Association Insurance Fund ("SAIF"). Both the BIF and the SAIF are administered by the FDIC. Both BIF and SAIF members had been paying deposit insurance premiums at the same rates which ranged from 0.23% for the most highly rated institutions to 0.31% for the lowest rated institutions. On August 8, 1995, the FDIC approved a decrease in the minimum insurance premium charged to BIF-insured institutions from 0.23% to 0.04% while leaving the level of premiums intact for SAIF-insured institutions. This new rate structure is effective for the quarter ended September 30, 1995. Furthermore, in November 1995, the FDIC further lowered BIF premiums whereby a significant portion of BIF institutions now pay only the statutory minimum of $2,000 annually. As a result of this premium disparity, BIF-insured institutions could have a significant competitive advantage over SAIF-insured institutions in attracting and retaining deposits. This premium disparity could have a material effect on the results of operation and financial condition of the Bank in future periods.

A number of proposals have been considered to recapitalize the SAIF in order to eliminate this premium disparity. One proposal which had been approved by the United States Senate and House of Representatives, but vetoed by the President for reasons unrelated to the SAIF recapitalization, required a one-time assessment of .85% of deposits to be imposed on all SAIF-insured institutions. The legislation would have allowed the FDIC to establish the rate of assessment, which was anticipated to be as high as 0.85% and 0.90%. Assuming an assessment of 0.85% on the Bank's deposit base as of March 31, 1995, the assessment would result, on a pro forma basis as of June 30, 1996, in a one-time charge to the Bank of up to approximately $353,000 ($233,000 net of income tax benefit assuming such charge would be tax deductible). If the Bank is required to pay the proposed special assessment, future deposit insurance premiums are expected to be reduced from 0.23% to approximately 0.06%. Based upon the Bank's deposits as of June 30, 1996, the Bank's deposit insurance expense would decrease by approximately $49,000 per year after taxes. Management is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums. A number of other related proposals are also under consideration in Congress, including those relating to merger of the SAIF and BIF, elimination of the thrift charter and the federal tax consequences of thrifts' conversion to national banks. The Company is unable to accurately predict whether these proposals will be adopted in their current form or the impact of such proposals on the Company's consolidated financial statements.

BAD DEBT RECAPTURE

Legislation being considered by Congress would repeal the bad debt deduction under the percentage of taxable income method of the Internal Revenue Code. Savings associations, like the Bank, which have previously used the percentage of taxable income method in computing its bad debt deduction for tax purposes would be required to recapture into taxable income post-1987 reserves over a six-year period beginning with the 1996 taxable year. The start of such recapture may be delayed until the 1998 taxable year if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancing and home equity loans. The Company cannot predict at this time if such legislation will be enacted, or if enacted, the amount of bad debt reserves the Company will be required to recapture.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS                                    None

Item 2.     CHANGES IN SECURITIES                                None

Item 3.     DEFAULTS UPON SENIOR SECURITIES                      None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

Item 5.     OTHER INFORMATION                                    None


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following Exhibit is filed herewith:
                Exhibit 27    Financial Data Schedule

            (b) No reports on Form 8-K were filed during the
                quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CKF BANCORP, INC.

Date:  August 1, 1996                 /s/ John H. Stigall
                                      --------------------------------------
                                      John H. Stigall, President and
                                       Chief Executive Officer
                                      (Duly Authorized Officer)




Date:  August 1, 1996                 /s/ Ann L. Hooks
                                      --------------------------------------
                                      Ann L. Hooks, Vice President and Treasurer
                                       (Principal Financial and
                                      Accounting Officer)