Form 10-Q
period 1996-09-30
CKF BANCORP INC
filed 1996-11-04
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                -------------------------------------------------

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25180


                               CKF Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        61-1267810
----------------------------------                        --------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


340 West Main Street, Danville, Kentucky                       40422
-----------------------------------------                 --------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:        (606) 236-4181
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

Yes     X          No
    ----------        ----------

As of November 1, 1996, 950,000 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                    Exhibit Index at Page N/A
                                                                            ----

                                    CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1996 (unaudited)
                  and December 31, 1995 ..................................... 3

           Consolidated Statements of Income for the Three-Month Periods
                  Ended September 30, 1996 and 1995 (unaudited) and the
                  Nine-Month Periods Ended September 30, 1996
                  and 1995 (unaudited) ...................................... 4

           Consolidated Statements of Cash Flows for the Nine-Month
                  Periods Ended September 30, 1996 and 1995 (unaudited) ..... 5

           Notes to Consolidated Financial Statements ....................... 6


Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ...................................... 8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ............................................... 15

Item 2.    Changes in Securities ........................................... 15

Item 3.    Defaults Upon Senior Securities ................................. 15

Item 4.    Submission of Matters to a Vote of
             Security Holders .............................................. 15

Item 5.    Other Information ............................................... 15

Item 6.    Exhibits and Reports on Form 8-K ................................ 15

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                             ---------------------


                                                      As of           As of
                                                   September 30,   December 31,
                                                        1996           1995
ASSETS                                              -------------  ------------
                                                     (unaudited)
Cash and due from banks                              $   505,385   $   500,944
Interest bearing deposits                              2,188,323     1,602,813
Certificates of deposit                                              1,000,000
Available-for-sale securities                            644,325       818,634
Held-to-maturity securities                            2,721,789     1,975,941
Loans receivable, net                                 52,822,567    49,638,263
Accrued interest receivable                              414,402       440,314
Office property and equipment, net                       550,020       560,968
Other assets                                              50,846        11,401
                                                     -----------   -----------

      Total assets                                   $59,897,657   $56,549,278
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                           $43,486,369   $39,355,841
  Advance from Federal Home Loan Bank                    261,375       288,040
  Federal income tax payable                             590,555       680,256
  Other liabilities                                      455,687        96,231
                                                     -----------   -----------
     Total liabilities                                44,793,986    40,420,368
                                                     -----------   -----------

Stockholders' equity:
  Common stock, $0.01 par value, 4,000,000 shares
   authorized; 1,000,000 shares issued                    10,000        10,000
  Additional paid-in capital                           9,621,623     9,583,408
  Retained earnings, substantially restricted          6,951,731     6,767,215
  Treasury stock, 50,000 shares, at cost              (1,007,588)
  Shares acquired by employee benefit plans             (173,619)
  Net unrealized appreciation on securities
   available-for-sale                                    408,193       514,955
  Unallocated employee stock ownership plan (ESOP)
   shares                                               (706,669)     (746,668)
                                                     -----------   -----------
      Total stockholders' equity                      15,103,671    16,128,910
                                                     -----------   -----------

      Total liabilities and stockholders' equity     $59,897,657   $56,549,278
                                                     ===========   ===========


          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                            -------------------------

                                                         For the Three-Month       For the Nine-Month
                                                            Periods Ended            Periods Ended
                                                            September 30,            September 30,
                                                     -------------------------  -------------------------
                                                         1996          1995         1996         1995
                                                     -------------  ----------  ------------  -----------
Interest income:
  Interest on loans...............................      $1,031,581  $  967,387    $3,016,521   $2,718,938
  Interest and dividends on investments...........          44,604      37,273       120,480      110,005
  Other interest income...........................          15,325      44,937        69,257      200,018
                                                        ----------  ----------    ----------   ----------
        Total interest income.....................       1,091,510   1,049,597     3,206,258    3,028,961
                                                        ----------  ----------    ----------   ----------

Interest expense:.................................
  Interest on deposits............................         548,635     493,081     1,586,437    1,405,525
  Other interest expense..........................           4,528       5,128        14,043       15,813
                                                        ----------  ----------    ----------   ----------
        Total interest expense....................         553,163     498,209     1,600,480    1,421,338
                                                        ----------  ----------    ----------   ----------

Net interest income...............................         538,347     551,388     1,605,778    1,607,623
Provision for loan losses.........................           6,000       6,000        18,000       18,000
                                                        ----------  ----------    ----------   ----------
        Net interest income after
        provision for loan losses.................         532,347     545,388     1,587,778    1,589,623
                                                        ----------  ----------    ----------   ----------

Non-interest income:
  Loan and other service fees.....................          13,235       9,666        35,881       30,169
  Gain on sale of investment......................         281,616           -       281,616            -
  Other, net......................................             645         531         2,053        1,447
                                                        ----------  ----------    ----------   ----------
        Total non-interest income.................         295,496      10,197       319,550       31,616
                                                        ----------  ----------    ----------   ----------

Non-interest expense:
  Compensation and benefits.......................         135,120     215,695       400,727      410,934
  Federal insurance premium.......................         298,897      24,485       347,866       74,413
  State franchise tax.............................          12,274      12,560        36,821       37,680
  Occupancy expenses, net.........................          11,500      10,565        31,025       27,106
  Data processing expenses........................          12,135      11,906        32,306       32,855
  Legal fees......................................           2,344      22,268        19,348       51,865
  Other operating expenses........................          45,694      43,052       175,441      116,059
                                                        ----------  ----------    ----------   ----------
        Total non-interest expense................         517,964     340,531     1,043,534      750,912
                                                        ----------  ----------    ----------   ----------

Income before income tax expense..................         309,879     215,054       863,794      870,327

Provision for income taxes........................         105,151      76,374       299,738      304,716
                                                        ----------  ----------    ----------   ----------

Net income........................................      $  204,728  $  138,680    $  564,056   $  565,611
                                                        ==========  ==========    ==========   ==========

Earnings per share................................      $      .23  $      .15    $      .61   $      .61
                                                        ==========  ==========    ==========   ==========

         See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       For the Nine-Month Periods
                                                           Ended September 30
                                                       --------------------------
                                                           1996          1995
                                                       -----------   ------------
Cash flows from operating activities:
  Net income                                           $   564,056   $   565,611
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                               18,000        18,000
    Amortization of loan fees                               (6,098)       (6,439)
    ESOP benefit expense                                    78,214        55,582
    Provision for depreciation                              18,075        13,248
    FHLB stock dividend                                    (23,900)      (21,400)
    Amortization of investment premium                       8,040         2,085
    Gain on sale of investments                           (281,616)
  Change in:
    Interest receivable                                     25,912      (131,770)
    Other liabilities and federal income taxes payable     318,835       116,965
    Prepaid expense                                        (39,445)       23,988
    Interest payable                                         5,919         3,009
                                                       -----------   -----------
      Net cash provided by operating activities            685,992       638,879
                                                       -----------   -----------

Cash flows from investing activities:
  Loan originations and principal payment on loans,
   net                                                  (3,032,206)   (4,519,137)
  Purchase of office equipment                              (7,127)      (80,127)
  Purchase of loans                                       (164,000)
  Proceeds from available-for-sale securities              294,165
  Purchase of held-to-maturity securities               (1,017,806)
  Matured securities                                       250,415
  Proceeds from certificates of deposit                  1,000,000
  Principle repayment on mortgage-backed securities         37,403
                                                       -----------   -----------
      Net cash (used) by investing activities           (2,639,156)   (4,599,264)
                                                       -----------   -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW
   accounts and savings accounts                           884,920      (550,714)
  Net increase (decrease) in certificates of deposit     3,245,609      (504,157)
  Payments on FHLB advances                                (26,665)      (26,371)
  Dividends paid                                          (379,542)     (200,000)
  Purchase of common stock                              (1,181,207)
                                                       -----------   -----------
      Net cash provided (used) by financing activities   2,543,115    (1,281,242)
                                                       -----------   -----------

Increase (decrease) in cash and cash equivalents           589,951    (5,241,627)
Cash and cash equivalents, beginning of period           2,103,757     7,951,858
                                                       -----------   -----------
Cash and cash equivalents, end of period               $ 2,693,708   $ 2,710,231
                                                       ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                           $   248,353   $   169,810
                                                       ===========   ===========
  Cash paid for interest                               $ 1,594,561   $ 1,418,329
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1996.

2.   Earnings Per Share

     Earnings per share for the three and nine month periods ended September 30, 1996 amounted to $0.23 and $0.61 per share, respectively, based on weighted average common stock shares outstanding. Earnings per share for the three and nine month periods ended September 30, 1995 amounted to $0.15 and $0.61 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares issued and outstanding for the three and nine month periods ended September 30, 1996 was 904,321 and 927,361 shares, respectively. The weighted average number of common shares issued and outstanding for the three and nine month periods ended September 30, 1995 was 923,334 and 921,778 shares, respectively.

3.   Regulatory Capital

     At September 30, 1996, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at September 30, 1996 to its regulatory capital requirements.


                                                 Regulatory Capital
                                        ------------------------------------
                                         Tangible        Core     Risk-Based
                                          Capital       Capital     Capital
                                         ---------     ---------   ---------
                                                     (In thousands)
     Stockholder equity                  $  12,849     $  12,849   $  12,849
       Net unrealized appreciation on
        investment securities
        available-for-sale                    (408)         (408)       (408)
       General allowance for loan losses                                 118
                                         ---------     ---------   ---------
       Regulatory capital                   12,441        12,441      12,559
       Minimum capital requirement             892         1,785       2,731
                                         ---------     ---------   ---------
       Excess regulatory capital         $  11,549     $  10,656   $   9,828
                                         =========     =========   =========

     Minimum capital requirement as a
       percentage of assets                   1.5%          3.0%        8.0%
     Regulatory capital in excess of
       minimum capital requirements as a
       percentage of assets                  19.4%         17.9%       28.8%/1/


------------------------------------
/1/Based on risk weighted assets.

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

   The Company has defined its population of impaired loans as consisting of all loans in a non-accrual status. Non-accrual loans are loans which management believes may have defined weaknesses whereby it is probable that all amounts due under the contractual terms of the agreement will not be collected. Generally, these are loans which are past due as to maturity or payment of principal or interest for a period of more than 90 days unless such loans are well-secured and in the process of collection. Payments received on these loans are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan. Loans may be returned to accrual status when all principal and interest amounts contractually due

   (including arrearages) are reasonably assured of repayment within an acceptable period of time, combined with sustained repayment performance by the borrower.

   As of September 30, 1996, the total amount of impaired loans was $338,000 for which no allowance for loan losses has been provided. The average balance of impaired loans for the nine months ended September 30, 1996 was $214,000. Interest income from cash receipts on impaired loans for the nine months ended September 30, 1996 amounted to $1,863. The following summarizes the activity in the allowance for loan losses for the nine months ended
   September 30, 1996.

                                  Allowances for     General
                                    Losses on     Allowance for
                                  Impaired Loans   Loan Losses        Total
                                  --------------   -----------     -----------
   Balance, December 31, 1995      $               $   100,000    $    100,000
      Additions                                         18,000          18,000
      Charge-offs
      Recoveries
                                   -------------   -----------     -----------
   Balance, September 30, 1996     $               $   118,000    $    118,000
                                   =============   ===========    ============

5. Stock Transactions

   Pursuant to the Stock Repurchase Plan approved by the Board of Directors of the Company on December 16, 1995, the Company repurchased a total of 50,000 shares at a total price of $1,007,588 during the nine months ended September 30, 1996.

   Pursuant to the 1995 Stock Option and Incentive Plan approved by the shareholders on July 5, 1995, the Company repurchased a total of 8,700 shares at a total price of $173,619 during the nine months ended September 30, 1996. The stock is being held in a trust account for the purpose of awarding stock as outstanding stock options granted under the Plan are exercised. For the nine months ended September 30, 1996, the Company awarded additional options to acquire 2,000 common shares at $20 per share. In addition, options to acquire 3,400 shares of common stock at $13.125 per share were exercised.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $3.3 million, or 5.9%, from $56.6 million at December 31, 1995 to $59.9 million at September 30, 1996. The increase primarily reflected a $3.2 million, or 6.4%, increase in net loans receivable and a $.5 million, or 20.5%, increase in investment securities offset by a $.4 million, or 13.2%, decrease in cash and cash equivalents.

The Company's aggregate investment securities portfolio increased $.5 million, or 20.5%, to $3.4 million at September 30, 1996 from $2.8 million at December 31, 1995. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $174,000 due to the sale of 3,204 shares of Federal Home Loan Mortgage Company (FHLMC) stock, which had a recorded value of $274,000 offset by an increase of $100,000 due to the increase in the market value of such securities. Held-to-maturity securities increased $.7 million due to the purchase of a mortgage-backed security and a U.S. Treasury Note, based on management's decision to seek higher yields on funds available for investment.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At September 30, 1996, the Company included net unrealized gains of approximately $408,000 in stockholders' equity. At December 31, 1995, the Company included net unrealized gains of approximately $515,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $3.2 million, or 6.4%, from $49.6 million at December 31, 1995 to $52.8 million at September 30, 1996. The increase in loans during this nine-month period reflects management's continuation of its marketing strategy initiated in 1994 as well as the general decline in market interest rates. In March 1994, the Bank began offering adjustable rate mortgage loans with initial adjustment periods of one, three, five, and seven years. Prior to this time, the Bank only offered adjustable rate mortgage loans with an initial adjustment period of one year. Management intends to continue offering these loan products as a long-term strategy for expanding the loan portfolio.

Deposits increased by $4.1 million, or 10.5%, from $39.3 million at December 31, 1995 to $43.4 million at September 30, 1996. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders equity decreased $1.0 million or 6.4% from $16.1 million at December 31, 1995 to $15.1 million at September 30, 1996. The decrease was due to stock repurchases made by the Company totaling $1.2 million, dividend payments of $.3 million, a decrease in the unrealized appreciation on available-for-sale securities of $.1 million offset by net income of $.6 million.


Results of Operations for the Three Months Ended September 30, 1996 and 1995

Net Income

Net income for the three months ended September 30, 1996 was $205,000 compared to $139,000 for the corresponding period in 1995, an increase of $66,000, or 47.6%. The increase resulted primarily from increases in non-interest income of $285,000 partially offset by an decrease in net interest income of $13,000, an increase of non-interest expense of $177,000, and an increase in income tax expense of $29,000 as compared to the corresponding period in 1995.

Interest Income

Interest income totaled 7.4% of average assets for the quarter ended September 30, 1996 compared to 7.5% for the quarter ended September 30, 1995. Interest income increased $42,000, or 4.0%, to $1.1 million for the quarter ended September 30, 1996 from $1 million for the quarter ended September 30, 1995. The increase was due primarily to an increase in the average earning assets of $3.6 million for the quarter ended September 30, 1996 compared to the same period in 1995 offset by a decrease in the effective rate earned on interest bearing assets from 7.69% for the quarter ended September 30, 1995 to 7.50% for the quarter ended September 30, 1996.

Interest Expense

Interest expense totaled $553,000 and $498,000 for the three months ended September 30, 1996 and 1995, respectively. The increase in interest expense of $55,000 or 11.0%, for the three months ended September 30, 1996 as compared to the same period for 1995 was due to an increase in average interest rates paid on deposits, from 4.6% to 4.8%, plus an increase of $2.8 million in the average deposit balances, offset by a reduction in the average amount of FHLB borrowings outstanding during the three months ended September 30, 1996 compared to the same period in 1995.

Provision for Loan Losses

The Bank recorded a provision for loan losses of $6,000 for the three month period ended September 30, 1996 and 1995. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At September 30, 1996 the allowance for loan losses represented .22% of total loans compared to .19% at September 30, 1995.

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

Non-Interest Income

Non-interest income amounted to $295,000 and $10,000 for the three months ended September 30, 1996 and 1995, respectively. The increase of $285,000 resulted primarily from the $282,000 gain generated from the sale of available-for-sale securities.

Non-interest Expense

Non-interest expense totaled $518,000 and $341,000 for the three months ended September 30, 1996 and 1995, respectively, an increase of $177,000, or 52.1%, and such expense amounted to 3.5% and 2.4% of average assets for the three months ended September 30, 1996 and 1995, respectively. The increase was primarily due to an increase in federal insurance premium of $274,000 offset in part by a decrease of

$81,000 in compensation and benefits and a decrease of $20,000 in legal fees. The increase in federal insurance premiums of $274,000 was due to a one-time special assessment of .657% of the Bank's deposit base as of March 31, 1995 for the purpose of recapitalizing the Savings Association Insurance Fund ("SAIF") as a result of a new law signed by the President on September 30, 1996. The decrease of $81,000 in compensation and benefits was due primarily to $105,000 in connection with the establishment of the director's retirement plan during the three months ended September 30, 1995 offset by $13,000 expense for the director's retirement plan in 1996, $6,000 in normal salary increases and a $6,000 increase in the ESOP expense for the 1996 period. The decrease of $20,000 in legal fees was due to additional services rendered in 1995 related to adopting employee benefit plans subsequent to the conversion, which were not incurred in the 1996 period.

Income Taxes

The provision for income taxes for the three months ended September 30, 1996 and 1995 was $105,000 and $76,000, respectively, which, as a percentage of income before income taxes was 34% and 35%, respectively.


Results of Operations for the Nine Months Ended September 30, 1996 and 1995

Net Income

Net income for the nine months ended September 30, 1996 was $564,000, as compared to $566,000 for the corresponding period in 1995, a decrease of $2,000, or .27%. The decrease resulted primarily from a decrease of $2,000 in net interest income and increases in other operating expenses of $293,000 partially offset by an increase in non-interest income of $288,000 and a decrease in income tax expense of $5,000 as compared to the corresponding period in 1995.

Interest Income

Interest income totaled 7.3% of average assets for the nine month periods ended September 30, 1996 and 1995. Interest income increased $177,000, or 5.9%, to approximately $3.2 million for the nine month period September 30, 1996 compared to approximately $3.0 million for the same period in 1995. The increase was due to an increase in average earning assets of $3.1 million for the nine months ended September 30, 1996 compared to the same period in 1995.

Interest Expense

Interest expense totaled $1.6 million and $1.4 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in interest expense of $179,000, or 12.6%, for the nine months ended September 30, 1996 was due to an increase of .42% in average interest rates paid on deposits, plus an increase of $1.2 million in the average deposit balances offset by a reduction in the average amount of FHLB borrowings outstanding during the nine months ended September 30, 1996 compared to the same period in 1995.

Provision for Loan Losses

The Bank recorded a provision for loan losses of $18,000 for the nine month period ended September 30, 1996 and 1995. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-interest Income

Non-interest income amounted to $320,000 and $32,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase of $288,000 resulted primarily from the $282,000 gain generated from the sale of available-for-sale securities. In addition, non-interest income included service fees charged in connection with loans and service charges on deposit accounts of $36,000 and $30,000 for the nine months ended September 30, 1996 and 1995, respectively.

Non-interest Expense

Non-interest expense totaled $1,044,000 and $751,000 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $293,000, or 39.0%, and such expense amounted to 1.8% of average assets for both the nine months ended September 30, 1996 and 1995. The increase was primarily due to increase in Federal insurance premiums of $273,000, an increase of $59,000 in other operating expense and a $4,000 increase in occupancy expenses offset in part by a decrease of $32,000 in legal expenses and a $10,000 decrease in compensation and benefits. The increase in federal insurance premiums of $273,000 was due to a one-time special assessment of .657% of the Bank's deposit base as of March 31, 1995 to for the purpose of recapitalizing the Savings Association Insurance Fund ("SAIF") as a result of a new law signed by the President on September 30, 1996. The increase of $59,000 in other operating expenses was primarily due to additional expenses for the new ATM operations, an increase in advertising, professional services, and license fees and franchise taxes. The increase of $4,000 in occupancy expenses was due to increased depreciation expense for equipment purchased late in 1995. The decrease of $32,000 in legal fees was due to additional professional services rendered in 1995 related to adoption of employee benefit plans subsequent to the conversion, which were not incurred during the 1996 period. The decrease of $10,000 in compensation and benefits was due to additional expense in 1995 related to the establishment of the director's retirement plan offset by the addition of one staff member in 1996 plus normal salary increases and an increase in the ESOP expense during the 1996 period.

Income Taxes

The provision for income taxes for the nine months ended September 30, 1996 and 1995 was $300,000 and $305,000, respectively, and, as a percentage of income before income taxes was 35% for both periods.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                         September 30, 1996   December 31 1995
                                         -------------------  -----------------
                                                 (amounts in thousands)
Non-performing loans:
 Loans accounted for on a non-accrual
  basis:(1)
 Real Estate:
   Residential.........................        $   50              $   49
   Commercial..........................           290
 Consumer..............................                                 9
                                               ------              ------
        Total..........................           340                  58
                                               ------              ------

  Accruing loans which are contractually
    past due 90 days or more:
  Real Estate:
    Residential........................           530                 482
    Commercial.........................             6
  Consumer.............................             3                   7
                                               ------              ------
        Total..........................           539                 489
                                               ------              ------
  Total non-performing loans...........           879                 547

Other non-performing assets (2)........        ------              ------
  Total non-performing assets..........        $  879              $  547
                                               ======              ======
Non-performing loans to total loans....          1.66%               1.10%
                                               ======              ======
Non-performing assets to total assets..          1.47%               1.00%
                                               ======              ======
Allowance for loan losses to
   non-performing loans................         13.42%              18.28%
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

During the nine-month period ended September 30, 1996, additional interest income of $28,200 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the nine-months ended September 30, 1996 totaled $1,863.

At September 30, 1996, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first nine months of fiscal year 1996, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy three capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30, 1996, the Bank's capital was in excess of these requirements (see Note 3).

At September 30, 1996, the Bank had outstanding commitments to originate loans totaling $147,000, excluding $571,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 1996 totaled $20.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

Bad Debt Recapture

In September of 1996, legislation was passed by Congress which repealed the bad debt deduction under the percentage of taxable income method of the Internal Revenue Code for savings banks. Savings associations, like the Bank, which have previously used the percentage of taxable income method in computing its bad debt deduction for tax purposes will be required to recapture into taxable income post-1987 reserves over a six-year period beginning with the 1996 taxable year. The start of such recapture may be delayed until the 1998 taxable year if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the nine most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancing and home equity loans. The impact of this legislation will not have a material impact on the financial statements of the Company.

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

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date:  November 1, 1996   ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date:  November 1, 1996   ------------------------------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)