Form 10-K
period 1996-12-31
CKF BANCORP INC
filed 1997-03-20
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to
                               ------------------------    --------------------

                          Commission File No. 0-25180
                                              -------

                               CKF BANCORP, INC.
                  -------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        61-1267810
--------------------------------                --------------------------
(STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

 340 WEST MAIN STREET, DANVILLE, KENTUCKY                  40422
---------------------------------------------       ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (606) 236-4181
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    Yes   X     No
                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 13, 1997, the aggregate market value of the 629,405 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $11.9 million based on the closing sales price of $18.87 per share of the registrant's Common Stock on March 13, 1997, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996. (Parts I and II)
     2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

          THE COMPANY. CKF Bancorp, Inc., a Delaware corporation (the "Company"), was organized by Central Kentucky Federal Savings Bank, formerly Central Kentucky Federal Savings and Loan Association ("Central Kentucky Federal" or the "Bank") to be a savings institution holding company whose only subsidiaries are the Bank and its subsidiary. The Company was incorporated at the direction of the Board of Directors of the Bank in August 1994. On December 29, 1994, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company (the "Conversion"). In conjunction with the Conversion, the Company issued 1,000,000 shares of its common stock (the "Common Stock") to the public.

          The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. Prior to its acquisition of the Bank, the Company had no assets and no liabilities and engaged in no business activities. The Company purchased all the capital stock of the Bank issued in the conversion in exchange for 50% of the net conversion proceeds. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank and $1.9 million in bank deposits held by the Bank, which are invested with the Federal Home Loan Bank ("FHLB") of Cincinnati. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 1996, the Company had total assets of $60.0 million, deposits of $42.8 million, net loans receivable of $53.1 million and stockholders' equity of $15.1 million.

          The executive offices of the Company and the Bank are located at 340 West Main Street, Danville, Kentucky 40422, and its telephone number is (606) 236-4181.

          THE BANK. Central Kentucky Federal was formed in 1886 as a Kentucky-chartered mutual building and loan association. In December 1960, the Bank obtained federal insurance of accounts and became a member of the FHLB of Cincinnati. The Bank converted to a federal mutual savings and loan association in 1969 and changed its name to Central Kentucky Federal Savings and Loan Association. Upon its conversion to stock form in December 1994, the Bank adopted its present name. The Bank operates through one full service office in Danville, Kentucky.

          The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans in its market area, which include loans secured by one- to four-family residential properties, loans secured by multi-family residential and commercial properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit and consumer loans, both secured and unsecured, including loans secured by savings accounts.

          Deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor, and the Bank is a member of the FHLB of Cincinnati, which is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the OTS and the FDIC. Such regulation is intended primarily for the protection of depositors.

LENDING ACTIVITIES

          General.   Central Kentucky Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied one- to four-family residential properties in its primary market area. To a lesser extent, Central Kentucky Federal originates multi-family residential, commercial real estate and church loans. Central Kentucky Federal also originates consumer loans.

          Central Kentucky Federal has sought to build an interest rate-sensitive loan portfolio by originating adjustable rate mortgage loans ("ARMs"). As of December 31, 1996, 90.5% of the mortgage loan portfolio was comprised of ARMs. Central Kentucky Federal's ARMs have an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and seven years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and 6% over the life of the loan. All mortgage loans originated by Central Kentucky Federal are retained in Central Kentucky Federal's loan portfolio.

          The retention of ARMs in the portfolio helps reduce Central Kentucky Federal's exposure to increase in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. Although ARMs allow Central Kentucky Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceiling contained in ARM contracts. Accordingly, there can be no assurance that yields on Central Kentucky Federal's ARMs will adjust sufficiently to compensate for increase in its cost of funds. The Bank intends to continue actively monitoring the interest rate environment, prepayment activity, interest rate risk and other factors in developing its strategy with respect to the volume and pricing of its fixed rate loans and in its lending activities generally.

          The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Board of Directors initially authorized the origination of up to $1.0 million of such loans in 1992 to meet consumer demand in a declining interest rate environment. All such loans were originated in 1992 and 1993, and the Board of Directors in 1994 authorized the origination of an additional $1.0 million in fixed rate residential loans. Because of the subsequent increase in interest rates in 1994, only approximately $418,000 in fixed rate loans have since been originated by the Bank from this second authorized amount as of December 31, 1996. See "-- One- to Four-Family Real Estate Lending."

          Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1996, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $2.3 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $852,000.

          Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1996, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                            At December 31,
                                         -----------------------------------------------------
                                               1996              1995               1994
                                         ----------------  -----------------  ----------------
                                         Amount      %      Amount      %     Amount      %
                                         -------  -------  --------  -------  -------  -------
                                                        (Dollars in thousands)

Real estate loans:
  One- to four-family residential (1)..  $44,042   81.35%   $40,649   80.52   $38,446   84.09%
  Multi-family residential (2).........    1,255    2.32      1,323    2.62     1,159    2.54
  Non-residential......................    6,510   12.03      6,270   12.42     4,942   10.81

Consumer loans:
  Savings account......................      416     .77        424     .84       243     .53
  Other (3)............................    1,913    3.53      1,815    3.60       931    2.03
                                         -------  ------    -------  ------   -------  ------
                                          54,136  100.00%    50,481  100.00%   45,721  100.00%
                                         =======  ======             ======            ======
Less:
  Loans in process.....................      784                690               460
  Deferred loan fees...................       64                 53                42
  Allowance for loan losses............      107                100                76
                                         -------            -------           -------
     Total.............................  $53,181            $49,638           $45,143
                                         =======            =======           =======

--------------------
(1) Includes home equity loans. Also includes construction loans that will be converted to permanent loans and which comprised $1,367,500, $692,500 and $821,400 at December 31, 1996, 1995 and 1994, respectively.
(2) Also includes a construction loan that will be converted to a permanent loan and which amounted to $306,000 at December 31, 1996.
(3) Consists primarily of unsecured loans made to qualified existing depositors of the Bank.

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.



                            Due during the year ending     Due after       Due after       Due after
                                    December 31,           3 through       5 through       10 through    Due after 15
                            ---------------------------  5 years after  10 years after   15 years after  years after
                             1997     1998      1999       12/31/96        12/31/96         12/31/96      12/31/96     Total
                             ----     ----      ----     -------------  --------------   --------------  ------------  -------
                                                                        (In thousands)
Real estate mortgage (1)..  $   20    $ 123     $ 101       $  924         $  5,416         $  9,531       $ 33,331     $49,446
Real estate construction..     870       --        --           --               --               --             --         870
Consumer..................   1,124       99       155          607               --               --             --       1,985
Commercial................     518       30        --          163                7              333             --       1,051
                            ------    -----     -----       ------         --------         --------       --------     -------
    Total.................  $2,532    $ 252     $ 256       $1,694         $  5,423         $  9,864       $ 33,331     $53,352
                            ======    =====     =====       ======         ========         ========       ========     =======

--------------------
(1)  Includes home equity loans.



          The following table sets forth at December 31, 1996, the dollar amount of all loans due one year or more after December 31, 1996 which have predetermined interest rates or have floating or adjustable interest rates.


                                  Predetermined    Floating or
                                      Rate       Adjustable Rates   Total
                                  -------------  ----------------  -------
                                               (In thousands)

          Real estate mortgage..         $3,677       $45,749      $49,426
          Consumer..............             --           861          861
          Commercial............              7           526          533
                                         ------       -------      -------
           Total................         $3,684       $47,136      $50,820
                                         ======       =======      =======

          Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, "due-on-sale" clauses in mortgage loans generally give Central Kentucky Federal the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are a means of increasing the rate on existing mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

          One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residential properties. At December 31, 1996, $44.0 million, or 81.35%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were owner-occupied, single-family residences primarily located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property.

          Central Kentucky Federal offers 15 year term, fixed rate mortgage loans and ARMs. At December 31, 1996, $1.0 million, or 1.88%, of Central Kentucky Federal's loan portfolio consisted of 15 year or less term, fixed rate loans. Fixed rate loans are made only on single family, owner occupied homes. Central Kentucky Federal also originates loans on condominiums, duplex dwellings and townhomes in its market area.

          Central Kentucky Federal offers four types of residential ARMs, all of which are tied to the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders index. The ARMs' adjustment periods range from one to seven years, with interest rate adjustments of not more than 2% per year and a limit on adjustments over the life of the loan of not more than 6%.

          The Bank's adjustable rate residential mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty.

          The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is 80%. The Bank does originate some loans on owner-occupied single-family residences with loan-to-value ratios as high as 89.9%.
In each case, for those loans with a loan-to-value ratio in excess of 80%, the Bank also charges an additional .5% over the otherwise available interest rate, plus a loan fee of .5% rather than $250.

          Central Kentucky Federal also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 15 years. Central Kentucky Federal originated $93,000 in fixed rate single-family mortgage loans with a maximum term of 15 years during 1996 and such loans amounted to $1.0 million, or 1.88%, of the Bank's loan portfolio at December 31, 1996. All such loans were held as long-term investments, and none were held for sale.

          Construction Lending. Central Kentucky Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and commercial properties, with the intent of such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At December 31, 1996, the Bank's loan portfolio included $870,000 of net loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and monthly payments start being paid one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a Construction Loan Agreement with the Bank.

          Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans.

          Multi-Family and Commercial Real Estate Lending. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and commercial real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. At December 31, 1996, loans on commercial real estate properties constituted approximately $6.5 million, or 12.03%, respectively, of the Bank's gross loan portfolio.

          Multi-family and commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, Central Kentucky Federal generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real
estate loans.   Substantially all of the properties securing the Bank's
commercial real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations. If such loans later become delinquent, the Bank contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings.

          Consumer Lending. Central Kentucky Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on a secured and unsecured basis and generally requires a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months for up to 90% of the face amount of the certificate. The interest rate charged on these loans is the prevailing market rate but not less than one percent above the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan. At December 31, 1996, consumer loans amounted to $2.3 million, or 4.30%, of the Bank's gross loan portfolio.

          Consumer loans generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The Bank's risks associated with consumer loans are further minimized by the modest amount of consumer loans made by the Bank.

          Loan Solicitation and Processing. Loan originations are derived from a number of sources. Residential mortgage, consumer and other loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. Loan applications may be taken by the President or Vice President of Lending of the Bank, and are then submitted to the Bank's Loan Committee consisting of the President, Vice President of Lending and two members of the Board of Directors. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. All mortgage loans are required to be presented to the Loan Committee for final approval.
All unsecured consumer loans over $50,000 must be approved by the Board of Directors. Consumer loans less than $50,000 may be approved by the President or Vice President of Lending and are presented at the next meeting of the Board of Directors for ratification.

          Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to change if the loan is not funded within 30 days after approval for residential mortgage loans and for consumer loans. If an approved loan is not funded within 30 days, the applicant must re-apply. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for loans secured by real estate. The requirement of a title opinion rather than title insurance is a standard practice in the Bank's market area because of the desire by financial institutions to use attorneys familiar with the land recordation process and also because such opinions are generally less costly than insurance. To minimize its exposure from a faulty opinion, the Bank requires that attorneys providing opinions maintain a minimum amount of malpractice insurance against deficiencies in such opinions. The Bank has never experienced a loss arising from a deficient title opinion.

          Originations, Purchases and Sales of Loans.   The following table sets
forth certain information with respect to originations of loans during the periods indicated. During such periods, no loans were sold.

                                     Year Ended December 31,
                                 -----------------------------
                                  1996       1995      1994
                                 -------   -------   --------
                                       (In thousands)
Loans originated:
  Real estate loans:
    Construction (1)...........  $ 2,156   $ 1,965    $ 1,447
    One- to four-family........    9,528     7,528      7,703
    Multi-family (1)...........      757        --         --
    Non-residential and other..      626     1,371      1,348
  Consumer loans...............    2,664     3,358      1,518
                                 -------   -------    -------
      Total loans originated...  $15,731   $14,222    $12,016
                                 =======   =======    =======

Loans purchased:
  Real estate loans:
    Conventional loans.........  $    --   $    --    $    --
  Other loans..................      305        37        185
                                 -------   -------    -------
      Total loans purchased....  $   305   $    37    $   185
                                 =======   =======    =======

--------------
(1) Construction loans include one loan at December 31, 1996 that will be converted to permanent loans in the multi-family and non-residential category upon completion of construction. See " -- Loan Portfolio Composition."

     Central Kentucky Federal has never sold any of its loans. The Bank also does not service any loans for other lenders.

     Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and fees for miscellaneous services related to its loans. The Bank charges a processing fee for its adjustable rate mortgage loans and fixed rate mortgage loans. All fee income is recognized by the Bank in accordance with guidelines established by Statement of Financial Accounting Standards ("SFAS") No. 91.

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 1996, the Bank had received $64,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank --Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 1996, management had no assets classified as special mention, $450,000 of assets classified as substandard, no assets classified as doubtful and no assets classified as loss. For additional information, see " -- Non-Performing Loans and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

     In June 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This promulgation, which was amended by SFAS No. 118 as to certain income recognition and disclosure provisions, became effective as to the Company in fiscal 1995. The new accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 1 of Notes to Consolidated Financial Statements. At December 31, 1996, the Bank had identified impaired loans, as defined by SFAS No. 114, totaling $270,465 for which no allowance for loss has been provided.

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank was last examined by the OTS in November 1996 and its loan loss allowance was considered by the OTS to be adequate as of that time. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio during future examinations, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively effecting the Bank's financial condition and earnings.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                              Year Ended December 31,
                                             -------------------------
                                                 1996         1995
                                             ------------  -----------
                                              (Dollars in thousands)

     Balance at beginning of period........       $  100       $   76
                                                  ------   ----------

     Loans charged-off.....................           --           --
     Recoveries............................           --           --
                                                  ------   ----------

     Net loans charged-off.................           --           --
                                                  ------   ----------

     Provision for loan losses.............            7           24
                                                  ------   ----------

     Balance at end of period..............       $  107       $  100
                                                  ======   ==========

     Ratio of net charge-offs to average
      loans outstanding during the period..           --%          --%
                                                  ======   ==========

     Ratio of allowance for loan losses
      to non-performing loans..............        24.00%       18.28%
                                                  ======   ==========

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                              At December 31,
                                                 ------------------------------------------
                                                          1996                  1995
                                                 -------------------   --------------------
                                                          Percent of            Percent of
                                                           Loans in              Loans in
                                                         Category to           Category to
                                                 Amount  Total Loans   Amount  Total Loans
                                                 ------  ------------  ------  ------------
                                                           (Dollars in thousands)

         Real estate - mortgage:
           Residential (2).....................    $107        78.80%    $100        82.16%
           Commercial..........................      --        13.16       --        11.06
         Real estate - construction............      --         3.10       --         2.34
         Commercial business...................      --          .64       --         0.18
         Consumer (3)..........................      --         4.30       --         4.26
                                                 ------       ------   ------       ------
              Total allowance for loan losses..    $107       100.00%    $100       100.00%
                                                 ======       ======   ======       ======

--------------------
(1) Before deduction for loans in process, deferred loan fees and allowance for loan losses.
(2)  Includes home equity loans.
(3)  Includes loans on deposits.


     Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. The policy of the Bank is to classify in a nonaccrual status any mortgage loan which is past due 90 days or more, and whose loan balance plus accrued interest exceeds 90% of the estimated loan collateral value. Consumer and commercial loans not secured by real estate are charged-off, or any expected loss is reserved after they become more than 90 days past due.

     The Bank's collection procedures provide that late payment notices are mailed on the 10th, 20th and last day of the month. After a loan becomes 60 days delinquent, the customer will be contacted by the lending officer with an attempt to collect the delinquent payments or establish a work out plan to remove the loan from the delinquent status. After a loan becomes 90 days or more past due, management will generally initiate legal proceedings, unless a work out plan has been developed with the borrower.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair market value. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.


                                                                     At December 31,
                                                                 ------------------------
                                                                     1996         1995
                                                                 ------------  ----------
                                                                  (Dollars in thousands)

        Loans accounted for on a non-accrual basis: (1)
          Real Estate:
            Residential........................................        $  87       $  49
            Consumer...........................................           --           9
                                                                       -----       -----
              Total............................................        $  87       $  58
                                                                       =====       =====

        Accruing loans which are contractually past due
         90 days or more:
           Real Estate:
             Residential.......................................        $ 359       $ 482
             Commercial........................................           --          --
             Consumer..........................................           --           7
                                                                       -----       -----
               Total...........................................        $ 359       $ 489
                                                                       =====       =====

              Total of non-accrual and 90 days past due loans..        $ 446       $ 547
                                                                       =====       =====

        Percentage of total loans..............................          .82%       1.10%
                                                                       =====       =====

        Other non-performing assets (2)........................        $ 227       $  --
                                                                       =====       =====

        Restructured loans.....................................        $ 271       $  --
                                                                       =====       =====

--------------------
(1) Non-accrual status denotes any mortgage loan past due 90 days or more and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due, whose principal and accrued interest exceeds 90% of the fair value of the collateral. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the fair market value, net of any selling expenses.

     During the year ended December 31, 1996, additional interest income of $5,600 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the year ended December 31, 1996 was $4,000. During the year ended December 31, 1996, additional interest of $568 would have been recorded on the Bank's restructured loan had such loan performed in accordance with its original terms throughout the year. Interest on such loan actually included in income during the year ended December 31, 1996 was $21,929.

     The Bank has a participation loan, which at December 31, 1996 had a recorded investment of $270,465. The original loan and participation agreement was dated October 7, 1991 and totaled $1,250,000, in which the Bank purchased a 25% interest. The loan is to a not-for-profit agency in the community of Danville, Kentucky, which provides child care services. The loan is secured by a first mortgage on the land and building acquired by the agency. The original term of the loan was for 20 years with interest adjusted annually at .5% over the prime rate as determined by the New York banks. During 1996 the participating banks restructured this loan by extending the repayment by 5 years to the original 20 year period, and lowering the interest rate to 7.5% for the initial year after the restructuring. Based on management's evaluation at December 31, 1996, no allowance for loss has been provided on this loan.

     At December 31, 1996, there were no loans identified by management, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

INVESTMENT SECURITIES

     Central Kentucky Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation of the Bank -- Liquidity Requirements."

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of federal funds, federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the Investment Committee comprised of Directors Stigall, Hudson and Bosley.

     It is management's intention, and Central Kentucky Federal has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, effective January 1, 1994, the Bank began classifying marketable equity securities as investment securities held for sale. Investment securities in this classification are recorded at market value. At December 31, 1996, the unrealized holding gains of $703,000, less the applicable deferred tax of $239,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                           At December 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
                                                        (Dollars in thousands)
Investment securities available for sale:
  FHLMC capital stock.................................      $  728      $  819
                                                            ------      ------
      Total investment securities available for sale..      $  728      $  819
                                                            ======      ======

Investment securities held to maturity:
  U.S. government and agency securities...............      $1,753      $1,512
  Mortgage-backed securities..........................         465          --
  FHLB stock..........................................         481         449
  Common stock of subsidiary..........................          15          15
                                                            ------      ------
      Total investment securities held to maturity....      $2,714      $1,976
                                                            ======      ======

          The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1996.



                                                                                       More than Ten
                              One Year or Less  One to Five Years  Five to Ten Years       Years        Total Investment Portfolio
                             ------------------ ------------------ ----------------- -----------------  --------------------------
                             Carrying  Average  Carrying  Average  Carrying  Average Carrying  Average   Carrying  Market  Average
                              Value     Yield    Value     Yield    Value     Yield    Value     Yield     Value    Value    Yield
                             --------  -------- --------  -------- --------  ------- --------  --------  --------  ------  -------
                                                                       (Dollars in thousands)

Investment securities
  available for sale:
    FHLMC securities.......    $  728     1.52%   $   --      --%    $   --      --%    $ --      --%    $  728    $  728    1.52%

Investment securities
  held-to-maturity:
    U.S. Government and
      agency securities....       500     6.52     1,253    6.04        --       --       --       --     1,753     1,756     6.18
    Mortgage-backed
      securities...........        --       --       465    5.90        --       --       --       --       465       459     5.90
    FHLB stock.............        --       --        --      --        --       --      481     6.88       481       481     6.88
    Common stock of
      subsidiary...........        --       --        --      --        --       --       15       --        15        15       --
                             --------  -------  --------  -------  --------  ------- --------  -------   --------  ------  -------
        Total..............       500     6.52     1,718    6.00        --       --      496     6.67     2,714     2,711     6.22
                             --------  -------  --------  -------  --------  ------- --------  -------   --------  ------  -------

          Total Investment
            securities.....    $1,228     3.56%    1,718    6.00%   $   --       --%    $496     6.67%   $3,442    $3,439     5.23%
                             ========  =======   ========  ======= ========  ======= ========  =======   ======    ======  =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

          General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, Central Kentucky Federal derives funds from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

          Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in term from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

          The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility
and rate sensitivity of such deposits.   Interest rates paid, maturity terms,
service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

          Savings deposits in the Bank as of December 31, 1996 were represented by the various types of savings programs described below.

Interest    Minimum                                     Minimum            Percentage of
Rate         Term                 Category              Amount   Balances  Total Savings
--------  -----------  -------------------------------  -------  --------  --------------
                                          (In thousands)

   2.72%  None         NOW Accounts                      $   50   $ 2,125           4.96%
   3.00   None         Passbook Statement Accounts            1     3,539           8.26
   4.10   None         Money Market Deposits Accounts     2,500     3,170           7.40
   2.72   None         Super NOW Accounts                 2,500       101            .24

                       Certificates of Deposit
                       -------------------------------

   4.95   91 days      3-month Money Market                 500       825           1.93
   5.18   182 days     6-month Money Market                 500     5,188          12.10
   5.32   12-month     Fixed-Term, Fixed-Rate               500     8,209          19.17
   5.44   18 month     Fixed-Term, Fixed-Rate               500       589           1.38
   5.87   18 month     18 month IRA Accounts                500     4,702          10.98
   5.86   24 month     Fixed-Term, Fixed-Rate               500     2,758           6.44
   5.87   30 month     Fixed-Term, Fixed-Rate               500     1,775           4.14
   5.73   36 month     Fixed-Term, Fixed-Rate               500     2,712           6.33
   5.64   42 month     Fixed-Term, Fixed-Rate               500       430           1.00
   5.73   48 month     Fixed-Term, Fixed-Rate               500       856           2.00
   5.95   60 month     Fixed-Term, Fixed-Rate               500     5,853          13.67
                                                                  -------         ------
                                                                  $42,832         100.00%
                                                                  =======         ======

-------------------------
*         Represents weighted average interest rate.


        The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                         Year Ended December 31,
                   -------------------------------------------------------------------
                           1996                   1995                   1994
                   ---------------------  ---------------------  ---------------------
                   Interest-              Interest-              Interest-
                    Bearing                Bearing                Bearing
                     Demand      Time       Demand      Time       Demand      Time
                    Deposits   Deposits    Deposits   Deposits    Deposits   Deposits
                   ----------  ---------  ----------  ---------  ----------  ---------
                                         (Dollars in thousands)

Average balance..     $9,341    $32,772      $8,268    $30,612      $9,961    $33,703
Average rate.....       3.31%      5.60%       3.18%      5.49%       3.00%      4.44%

          The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                Balance at                              Balance at                           Balance at
                               December 31,     %         Increase     December 31,      %       Increase   December 31,      %
                                   1996      Deposit     (Decrease)        1995      Deposits   (Decrease)      1994      Deposits
                               ------------  --------  --------------  ------------  ---------  ----------  ------------  ---------
                                                                      (Dollars in thousands)

NOW accounts.................       $ 2,125     4.96%         $  (82)       $ 2,207      5.61%      $ 732        $ 1,475      3.66%
Passbook and regular savings.         3,539     8.26            (161)         3,700      9.40        (806)         4,506     11.99
Money market deposit accounts         3,170     7.40             523          2,647      6.73        (141)         2,788      6.92
Super NOW accounts...........           101      .24              86             15      0.04        (137)           152       .38
6-month Money Market.........         5,188    12.10             (64)         5,252     13.34        (345)         5,597     13.09
1 year certificates..........         8,209    19.17           1,857          6,352     16.14        (551)         6,903     17.14
18 month IRA accounts........         4,702    10.98             180          4,522     11.49         191          4,331     10.75
2 year certificate...........         2,758     6.44             201          2,557      6.49         202          2,355      5.85
30 month certificates........         1,775     4.14            (298)         2,073      5.27        (561)         2,634      6.54
3 year certificates..........         2,712     6.33             444          2,268      5.76         236          2,032      5.04
5 year certificates..........         5,853    13.67             486          5,367     13.64         516          4,851     12.04
Other........................         2,700     6.31             304          2,396      6.09        (267)         2,663      6.60
                                    -------   ------          ------        -------    ------       -----        -------    ------
 Total.......................       $42,832   100.00%         $3,476        $39,356    100.00%      $(931)       $40,287    100.00%
                                    =======   ======          ======        =======    ======       =====        =======    ======


          The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.


                                                       At December 31,
                                                       -------------
                                                 1996                   1995
                                             -----------            -----------
                                                       (In thousands)
      2.01 - 4.00%...............                $    --                $   199
      4.01 - 6.00%...............                 28,669                 22,678
      6.01 - 8.00%...............                  5,228                  7,910
      8.01 - 10.00%..............                     --                     --
                                                 -------                -------
                                                 $33,897                $30,787
                                                 =======                =======

           The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                    Amount Due
                 -------------------------------------------------
                 Less Than                         After
Rate             One Year   1-2 Years  2-3 Years  3 Years   Total
---------------  ---------  ---------  ---------  -------  -------
                                  (In thousands)

4.01 - 6.00%...    $19,143     $5,393     $2,530   $1,603  $28,669
6.01 - 8.00%...      1,914      1,318        848    1,148    5,228
                   -------     ------     ------   ------  -------
                   $21,057     $6,711     $3,378   $2,751  $33,897
                   =======     ======     ======   ======  =======

          The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                   Certificates
Maturity Period                                    of Deposits
---------------                                   --------------
                                                  (In thousands)

                Three months or less............         $4,982
                Over three through six months...          1,687
                Over six through twelve months..          1,154
                Over twelve months..............          1,042
                                                         ------
                  Total.........................         $8,865
                                                         ======

          The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                        Year Ended December 31,
                                                        ------------------------
                                                           1996         1995
                                                        -----------  -----------
                                                             (In thousands)

Deposits..............................................      $39,435     $35,844
Withdrawals...........................................       37,427      38,128
                                                            -------     -------
    Net increase (decrease) before interest credited..        2,008      (2,284)
Interest credited.....................................        1,469       1,353
                                                            -------     -------
    Net increase (decrease) in savings deposits.......      $ 3,477     $  (931)
                                                            =======     =======

          The Bank does not offer premiums for deposits, does not generally offer interest rates on deposits which exceed the average rates offered by other financial institutions in its market area, and usually does not institute promotional programs which result in increased rates being paid on deposits.
The Bank does, however, offer above-average rates on certificates of deposit if management believes that the deposit will entail administrative savings by the Bank as well as contribute to the stability of the Bank's core deposit base. These strategies are consistent with management's goals of keeping the Bank's cost of funds at reduced levels and maintaining slow and measurable growth for the Bank.

BORROWINGS

          Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans.

          The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Central Kentucky Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation of the Bank -- Federal Home Loan Bank System."

          The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated.

                                                              At or For the
                                                         Year Ended December 31,
                                                 -------------------------------------
                                                     1996        1995         1994
                                                 -----------  -----------  -----------
                                                         (Dollars in thousands)

Amounts outstanding at end of period:
 FHLB advances (1)..........................     $1,252           $ 288           $ 323
                                                 ======           =====           =====
 Weighted average rate paid.................       5.77%           6.85%           6.85%

                                                              At or For the
                                                         Year Ended December 31,
                                                 -------------------------------------
                                                     1996        1995         1994
                                                 -----------  -----------  -----------
                                                             (In thousands)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances..............................     $1,252           $ 319           $ 487
                                                 ======           =====           =====
                                                              At or For the
                                                         Year Ended December 31,
                                                 -------------------------------------
                                                     1996        1995         1994
                                                 -----------  -----------  -----------
                                                        (Dollars in thousands)
Approximate average borrowings outstanding
 with respect to:
 FHLB advances..............................     $  352           $ 304            $ 457
                                                 ======           =====            =====
 Approximate weighted average rate paid.....       5.11%           6.85%            6.91%

--------------------

(1) The Bank makes monthly principal and interest payments of $4,540 with the principal being amortized through the year 2002, on one note which had a balance of $252,000 at December 31, 1996. The other note had a balance of $1,000,000 at December 31, 1996 and matures on March 28, 1996.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1996 Central Kentucky Federal was authorized to invest up to approximately $1.8 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank; may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $15,000 at December 31, 1996. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve"), pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires Savings Association Insurance Fund ("SAIF") insured savings institutions to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. The activities of Central Kentucky Savings and Loan Service Corporation are not impermissible for national banks. See "Regulation of the Bank -- Regulatory Capital Requirements."

EMPLOYEES

     As of December 31, 1996, Central Kentucky Federal had 8 full-time employees, none of whom was represented by a collective bargaining agreement. Central Kentucky Federal believes that it enjoys good relations with its personnel.

COMPETITION

     The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits in Boyle County comes from one other savings institution, a credit union, and three commercial banks. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms and insurance companies. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from savings banks and commercial banks.

REGULATION OF THE BANK

     GENERAL. As a savings association, Central Kentucky Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS will periodically examine the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct examinations of SAIF members. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its
advances (borrowings) from the FHLB of Cincinnati, whichever is greater.   The
FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. See " -- Borrowings."

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity and short-term ratios of the Bank for the month ended December 31, 1996 were 8.72% and 3.88%, respectively.

     QUALIFIED THRIFT LENDER TEST. A savings association that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     In order to satisfy the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1996, the Bank was in compliance with the QTL Test.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings association subsidiaries of savings and loan holding companies are required to give the OTS 30 days prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval to make capital distributions during a calendar year in the amount equal to the higher of (i) 75% of its net income over the most recent four-quarter period or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to
assets ratio at the beginning of the calendar year.   A savings association with
total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings association's level of risk-based capital. A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital contributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At December 31, 1996, the Bank was a Tier 1 Association.

     The Bank is prohibited from making any capital distributions if, after making the distribution, it would be undercapitalized as defined in the OTS' prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." After consultation with the FDIC, the OTS may permit a savings association to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition: (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves or such distributions. See "Taxation."

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. Investments in and extensions of credit to such subsidiaries as of April 12, 1989, to the extent still outstanding, however, were not required to be deducted from core and tangible capital until July 1, 1990. As of December 31, 1996, the Bank had no significant investments in or extensions of credit to subsidiaries engaged in activities not permitted to national banks.

     "Adjusted total assets" are a savings association's total assets as determined under generally accepted accounting principles ("GAAP"), increased by certain goodwill amounts and by a pro-rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital, as well as a pro-rated portion of the assets of other subsidiaries for which deduction is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be deducted from capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1996, the Bank had no high ratio land or nonresidential construction loans or equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The OTS risk-based capital regulations have been amended to require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk would be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. At December 31, 1996, the Bank was not required to deduct an interest rate component from their capital.

     The table below presents the Bank's capital position at December 31, 1996, relative to its various minimum regulatory capital requirements.

                                          At December 31, 1996
                                        -------------------------
                                                     Percent of
                                         Amount       Assets(1)
                                        ---------   --------------
                                         (Dollars in thousands)

      Tangible Capital................    $11,967         19.9%
      Tangible Capital Requirement....        893         1.50
                                          -------         ----
        Excess........................    $11,074         18.4%
                                          =======         ====

      Core Capital....................    $11,967         19.9%
      Core Capital Requirement........      1,787         3.00
                                          -------         ----
        Excess........................    $10,180         16.9%
                                          =======         ====

      Risk-Based Capital..............    $12,074         35.4%
      Risk-Based Capital Requirement..      2,730         8.00
                                          -------         ----
        Excess........................    $ 9,344         27.4%
                                          =======         ====
--------------------

(1) Based upon adjusted total assets of $59.6 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $34.1 million for purposes of the risk-based capital requirements.


     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS may establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. The Director of OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     Under FIRREA, the capital standards applicable to savings associations must be no less than those applicable to national banks. On September 17, 1990, the Office of the Comptroller of the Currency ("OCC") announced the adoption, effective December 31, 1990, of regulations implementing more stringent core capital requirements for national banks. The OCC regulations establish a new minimum core capital ratio of 3% for the most highly rated banks, with at least an additional 100 to 200 basis point "cushion" amount of additional capital required on a case-by-case basis, considering the quality of risk management systems and the overall risk in individual banks.

     The OTS requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS will calculate the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. The Bank has determined that, on the basis of current financial data, it would not be deemed to have more than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after
the date it became critically undercapitalized.   If a savings association is in
compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

     Under regulations jointly adopted by the federal banking regulators, a depository institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than

8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well-capitalized" under the new regulations.

     The table below presents the Bank's capital position at December 31, 1996, relative to its various minimum regulatory capital requirements under the prompt corrective action regulations.

                                                  At December 31, 1996
                                                --------------------------
                                                              Percent of
                                                 Amount       Assets(1)
                                                ---------   --------------
                                                 (Dollars in thousands)

      Tangible Equity.........................    $11,967         19.9%
      Tangible Equity Requirement.............      1,191          2.0
                                                  -------         ----
        Excess................................    $10,776         17.9%
                                                  =======         ====

      Tier 1 or Leverage Capital..............    $11,967         19.9%
      Tier 1 or Leverage Capital Requirement..      2,382          4.0
                                                  -------         ----
        Excess................................    $ 9,585         15.9%
                                                  =======         ====

      Tier 1 Risk-Based Capital...............    $12,074         35.4%
      Tier 1 Risk-Based Capital Requirement...      1,365          4.0
                                                  -------         ----
        Excess................................    $10,709         31.4%
                                                  =======         ====

      Risk-Based Capital......................    $12,074         35.4%
      Risk-Based Capital Requirement..........      2,730          8.0
                                                  -------         ----
        Excess................................    $ 9,344         27.4%
                                                  =======         ====

--------------------

(1) Based upon adjusted total assets for purposes of the tangible equity and Tier 1 or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.


     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Company incurred an after-tax expense of $181,000 during the quarter ended September 30, 1996.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of .027% of insured deposits. Until December 31, 1999, however, all SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts. On balances exceeding $49.3 million, the reserve requirement increases to 10%. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1996, the Bank met its reserve requirements.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the BHCA which also applies to the Bank prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Savings institutions are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such
officers.   In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

REGULATION OF THE COMPANY

     GENERAL. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a Qualified Thrift Lender within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company.

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act, as amended by FIRREA, provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the Federal Savings and Loan Insurance Corporation ("FSLIC") by regulation as of March 5, 1987 to be engaged in by multiple holding companies or
(vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     The Bank Holding Company Act of 1956 authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings association and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

     A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual deposit growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act of 1956.

TAXATION

     GENERAL. The Company and the Bank file a consolidated tax return for federal income tax purposes, based on a fiscal year ending December 31. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     FEDERAL INCOME TAXATION. Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. However, for tax years prior to December 31, 1996, institutions such as Central Kentucky Federal which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code, to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method will be required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

     Beginning with the first taxable year beginning after December 31, 1995 (fiscal 1996 for the Bank), savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank has provided deferred taxes on its post-1987 additions to the bad debt reserve and, as a result, the recapture of the Bank's post-1987 reserves did not have a material adverse effect on the Bank's operations.

     Accumulated tax bad debt reserves prior to January 1, 1988 were not required to be recaptured. These tax bad debt reserves for the Bank total approximately $1.5 million and are subject to being taxed at a later date under certain circumstances such as the Bank converting to a type of institutions that is not considered a bank for tax purposes. See Note 10 of Notes to Consolidated Financial Statements.

     The Company's and the Bank's corporate federal income tax returns have not been audited in the last five years.

     STATE INCOME TAXATION. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended December 31, 1996, the amount of such expense for the Bank was $49,100.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's sole office at December 31, 1996.

                         Year   Owned or  Square
                        Opened   Leased   Footage  Net Book Value
                        ------  --------  -------  --------------

340 West Main Street
Danville, Kentucky        1968   Owned      5,832        $455,864

The Bank also installed an automated teller machine ("ATM") at its present location that became operational during the fourth quarter of 1995.

          Intrieve, Incorporated, Cincinnati, Ohio, performs data processing and record keeping for Central Kentucky Federal.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

          Although Central Kentucky Federal, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Central Kentucky Federal or its subsidiary is a party or to which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

          The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

          The information contained in the table captioned "Selected Financial and Other Data" on pages 2 and 3 in the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 14 in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

          The consolidated financial statements contained on pages 16 through 20 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

          Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

          Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (b) Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 8 hereof:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 1996

          Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 1996

          Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1996

          Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

                                                                            Page in
                                                                         Sequentially
   No.                                  Exhibits                         Numbered Copy

   3.1           Certificate of Incorporation of CKF Bancorp, Inc.       *
   3.2           Bylaws of CKF Bancorp, Inc.                             *
   10.1          CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan  **
   10.2    (a)   Severance Agreements between Central Kentucky Federal   **
                 Savings Bank and Thomas R. Poland and Ann L. Hooks
           (b)   Severance Agreements between CKF Bancorp, Inc. and      **
                 Thomas R. Poland and Ann L. Hooks
   10.3    (a)   Employment Agreement between Central Kentucky           **
                 Federal Savings Bank and John H. Stigall
           (b)   Employment Agreement between CKF Bancorp, Inc.          **
                 and John H. Stigall
   10.4          CKF Bancorp, Inc. Employee Recognition Plan             **
   13            1996 Annual Report to Stockholders
   21            Subsidiaries of the Registrant
   23            Consent of Accountants
   27            Financial Data Schedule

--------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).

     (b)  Reports on Form 8-K.   No reports on Form 8-K were filed by the
Company during the last quarter of the fiscal year covered by this report on Form 10-K.

     (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

     (d) Financial Statements and Financial Statement Schedules Excluded From Annual Report. There are no financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CKF BANCORP, INC.


March 17, 1997                         By: /s/ John H. Stigall
                                       -------------------------------------
                                       John H. Stigall
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John H. Stigall                                March 17, 1997
-------------------------------------------------

John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ann L. Hooks                                   March 17, 1997
-------------------------------------------------
Ann L. Hooks
Vice President and Treasurer
(Principal Financial Officer and
  Principal Accounting Officer)

/s/ Jack L. Bosley, Jr.                            March 17, 1997
-------------------------------------------------
Jack L. Bosley, Jr.
(Director)

/s/ W. Irvine Fox, Jr.                             March 17, 1997
-------------------------------------------------
W. Irvine Fox, Jr.
(Director)

/s/ J. T. Goggans                                  March 17, 1997
-------------------------------------------------
J. T. Goggans
(Director)

/s/ W. Banks Hudson, III                           March 17, 1997
-------------------------------------------------
W. Banks Hudson, III
(Director)

/s/ Warren O. Nash                                 March 17, 1997
-------------------------------------------------
Warren O. Nash
(Director)

/s/ Thomas R. Poland                               March 17,  1997
-------------------------------------------------
Thomas R. Poland
Vice President and Secretary
(Director)