Form 10-Q
period 1997-03-31
CKF BANCORP INC
filed 1997-05-05
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         _____________________________

                                   FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.


                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26570


                               CKF BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       DELAWARE                                                61-1267810
-------------------------------                          -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                            40422
----------------------------------------                 -----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:        (606) 236-4181
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes     X            No _________
   -----------

As of April 24, 1997, 950,000 shares of the registrant's common stock were issued and outstanding.

Page 1 of 13 Pages                                Exhibit Index at Page N/A
                                                                       -----

                                   CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
               December 31, 1996..................................................................  3

          Consolidated Statements of Income for the Three-Month Periods Ended
               March 31, 1997 and 1996 (unaudited)................................................  4

          Consolidated Statements of Cash Flows for the Three-Month Periods Ended
               March 31, 1997 and 1996 (unaudited)................................................  5

          Notes to Consolidated Financial Statements..............................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................  8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................... 12
Item 2.   Changes in Securities................................................................... 12
Item 3.   Defaults Upon Senior Securities......................................................... 12
Item 4.   Submission of Matters to a Vote of Security Holders..................................... 12
Item 5.   Other Information....................................................................... 12
Item 6.   Exhibits and Reports on Form 8-K........................................................ 12

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                             ____________________

                                                                    AS OF        AS OF
                                                                  MARCH 31,    DECEMBER 31,
ASSETS                                                              1997           1996
                                                                -------------   ------------
                                                                  (unaudited)
Cash and due from banks                                           $   270,152   $   564,003
Interest bearing deposits                                           1,307,134     1,655,589
Investment securities:
 Securities available-for-sale                                        719,400       728,475
 Securities held-to-maturity                                        2,707,163     2,714,723
Loans receivable, net                                              54,035,083    53,181,509
Foreclosed real estate                                                185,540       227,340
Accrued interest receivable                                           425,711       378,405
Office property and equipment, net                                    533,925       540,638
Other assets                                                           12,639        11,778
                                                                  -----------   -----------

 Total assets                                                     $60,196,747   $60,002,460
                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                          $42,852,850   $42,832,354
Advance from Federal Home Loan Bank                                 2,242,824     1,252,179
Federal income tax payable                                            611,323       641,014
Advance payment by borrowers for taxes and insurance                   51,868        18,944
Other liabilities                                                     184,193       159,040
                                                                  -----------   -----------
 Total liabilities                                                 45,943,058    44,903,531
                                                                  -----------   -----------

Stockholders' equity:
 Common stock, $0.01 par value, 4,000,000 shares authorized;
   1,000,000 shares issued                                             10,000        10,000
 Additional paid-in capital                                         9,626,060     9,612,331
 Retained earnings, substantially restricted                        6,283,449     7,147,931
 Treasury stock, 50,000 shares, at cost                              (986,388)     (986,388)
 Stock Option Trust, 22,825 shares, at cost                          (457,169)     (455,344)
 Net unrealized appreciation on securities available-for-sale         457,742       463,732
 Unallocated employee stock ownership plan (ESOP) shares             (680,005)     (693,333)
                                                                  -----------   -----------
  Total stockholders' equity                                       14,253,689    15,098,929
                                                                  -----------   -----------

  Total liabilities and stockholders' equity                      $60,196,747   $60,002,460
                                                                  ===========   ===========

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                            ----------------------

                                                          FOR THE THREE-MONTH PERIODS
                                                                ENDED MARCH 31
                                                          ---------------------------
                                                             1997           1996
                                                          -----------  --------------
INTEREST INCOME:
 Interest on loans                                         $1,051,564      $  975,925
 Interest and dividends on investments                         44,382          27,554
 Other interest income                                         17,372          40,371
                                                           ----------      ----------
   Total interest income                                    1,113,318       1,043,850
                                                           ----------      ----------

INTEREST EXPENSE:
 Interest on deposits                                         537,829         513,168
 Other interest expense                                        25,606           4,833
                                                           ----------      ----------
   Total interest expense                                     563,435         518,001
                                                           ----------      ----------

NET INTEREST INCOME:                                          549,883         525,849
Provision for loan losses                                                       6,000
                                                           ----------      ----------
   Net interest income after provision for loan losses        549,883         519,849
                                                           ----------      ----------

NON-INTEREST INCOME:
 Loan and other service fees                                   13,942          10,260
 Other, net                                                       611             827
                                                           ----------      ----------
   Total non-interest income                                   14,553          11,087
                                                           ----------      ----------

NON-INTEREST EXPENSE:
 Salaries and benefits                                        144,228         133,237
 Federal insurance premium                                      8,850          24,485
 State franchise tax                                           12,274          12,274
 Occupancy expenses, net                                       12,353          10,700
 Data processing expenses                                      10,948          10,571
 Legal fees                                                     4,052          11,353
 Loss on foreclosed real estate                                41,800
 Other operating expenses                                      53,862          74,130
                                                           ----------      ----------
   Total non-interest expense                                 288,367         276,750
                                                           ----------      ----------
Income before income tax expense                              276,069         254,186
Provision for income taxes                                     93,864          87,258
                                                           ----------      ----------
Net income                                                 $  182,205      $  166,928
                                                           ==========      ==========
Earnings per share                                         $     0.21      $     0.18
                                                           ==========      ==========

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             _____________________

                                                           FOR THE THREE-MONTH PERIODS
                                                                ENDED MARCH 31
                                                           ----------------------------
                                                                1997         1996
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $   182,205   $   166,928
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Provision for loan losses                                                      6,000
  Provision for losses on foreclosed real estate                  41,800
  Amortization of loan fees                                       (2,190)       (2,342)
  ESOP benefit expense                                            24,817        25,800
  Provision for depreciation                                       6,713         5,819
  FHLB stock dividend                                             (8,300)       (7,800)
  Amortization of investment premium                                 796         6,662
 Change in:
  Interest receivable                                            (47,306)       34,564
  Other liabilities and federal income taxes payable              (4,277)       46,956
  Prepaid expense                                                   (861)        8,795
  Interest payable                                                 5,068         4,029
                                                             -----------   -----------
   Net cash provided by operating activities                     198,465       295,411
                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations and principal payment on loans, net          (851,384)   (1,240,859)
 Purchase of office equipment                                                   (4,770)
 Maturity of certificates of deposit                                         1,000,000
 Purchase of securities held-to-maturity                                    (1,017,806)
 Principle repayment on mortgage back securities                  15,063
                                                             -----------   -----------
   Net cash (used) by investing activities                      (836,321)   (1,263,435)
                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW accounts
  and savings accounts                                           305,309     1,224,613
 Net increase (decrease) in certificates of deposit             (284,814)    1,033,099
 Net increase (decrease) in custodial accounts                    32,924
 Proceeds from FHLB advances                                   1,000,000
 Payments on FHLB advances                                        (9,355)       (8,737)
 Dividends paid                                               (1,046,689)     (184,967)
 Purchase of common stock                                         (1,825)     (113,825)
                                                             -----------   -----------
   Net cash provided (used) by financing activities               (4,450)    1,950,183
                                                             -----------   -----------

Increase (decrease) in cash and cash equivalents                (642,306)      982,159
Cash and cash equivalents, beginning of period                 2,219,592     2,103,757
                                                             -----------   -----------
Cash and cash equivalents, end of period                     $ 1,577,286   $ 3,085,916
                                                             ===========   ===========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                                  $   119,708   $    74,353
                                                             ===========   ===========
 Cash paid for interest                                      $   558,367   $   513,972
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

2.   EARNINGS PER SHARE

     Earnings per share for the three month periods ended March 31, 1997 and 1996 amounted to $0.21 and $0.18 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares issued and outstanding for the three month periods ended March 31, 1997 and 1996 was 883,608 and 934,170 shares, respectively.

3.   REGULATORY CAPITAL

     At March 31, 1997, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at March 31, 1997 to its regulatory capital requirements.

                                                               REGULATORY CAPITAL
                                                    ------------------------------------------
                                                     TANGIBLE        CORE          RISK-BASED
                                                      CAPITAL       CAPITAL          CAPITAL
                                                    ----------    ------------     -----------
                                                                   (In thousands)

     Stockholder equity                             $   12,682    $    12,682      $   12,682
       Net unrealized appreciation on investment
         securities available-for-sale                    (458)          (458)           (458)
       General allowance for loan losses                     -              -             129
                                                    ----------    -----------      ----------
       Regulatory capital                               12,224         12,224          12,353
       Minimum capital requirement                         896          1,793           2,777
                                                    ----------    -----------      ----------
       Excess regulatory capital                    $   11,328    $    10,431      $    9,576
                                                    ==========    ===========      ==========

     Minimum capital requirement as a
       percentage of assets                                1.5%           3.0%            8.0%
     Regulatory capital in excess of minimum
       capital requirements as a percentage
        of assets                                         19.2%          17.3%           27.6%/1/

____________________________
/1/Based on risk weighted assets.

4.   DIVIDENDS

     A cash dividend of $0.22 per share was paid on February 10, 1997 to stockholders of record as of January 28, 1997. A special dividend of $1.00 per share was paid on February 11, 1997 to stockholders of record as of January 29, 1997. The total dividends paid by the Company for the quarter ended March 31, 1997 amounted to $1,046,689.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased approximately $195,000, or .3%, from $60.0 million at December 31, 1996 to $60.2 million at March 31, 1997. The net increase in assets includes an $854,000, or 1.6%, increase in net loans receivable offset by a $642,000, or 28.9%, decrease in cash and interest bearing deposits and a $17,000, or .5%, decrease in investment securities.

The Company's aggregate investment securities portfolio decreased $17,000, or
 .5%, to $3.4 million at March 31, 1997. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $8,000 due solely to the decrease in the market value of such securities. Securities held-to-maturity decreased $9,000 due to principle repayments offset by premium amortization.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 1997, the Company included net unrealized gains of approximately $458,000 in stockholders' equity. At December 31, 1996, the Company included net unrealized gains of approximately $464,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $854,000, or 1.6%, from $53.2 million at December 31, 1996 to $54.0 million at March 31, 1997. The increase in loans during this three-month period reflects management's success in loan solicitation, which included the introduction of consumer auto loans in the first quarter of 1997.

Deposits increased by $20,000, or .1%, to $42.9 million at March 31, 1997. This increase reflects the Company's competitively priced product line within the local market area.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NET INCOME

Net income for the three months ended March 31, 1997 was $182,000 compared to $167,000 for the corresponding period in 1996, an increase of $15,000, or 9.2%. The increase resulted primarily from increases in net interest income of $30,000 partially offset by increases in non-interest expense of $12,000.

INTEREST INCOME

Interest income totaled 7.6% of average assets for the quarter ended March 31, 1997 compared to 7.4% for the quarter ended March 31, 1996. Interest income increased $69,000, or 6.7%, to $1.1 million for the quarter ended March 31, 1997 from $1.0 million for the quarter ended March 31, 1996. The increase was due to an increase in the effective rate earned on interest-bearing assets to 7.6% for the quarter ended March 31, 1997 as compared to 7.4% for the quarter ended March 31, 1996, plus an increase in the average earning assets of $2.3 million for the quarter ended March 31, 1997 compared to the same period in 1996.

     INTEREST EXPENSE

     Interest expense totaled $563,000 and $518,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in interest expense of $45,000 or 8.8%, for the three months ended March 31, 1997 as compared to the same period for 1996 was due to an increase in average interest rates paid on deposits from 4.8% to 4.9%, plus an increase of $2.3 million in interest bearing liabilities for the quarter ended March 31, 1997 compared to the same period in 1996.

     PROVISION FOR LOAN LOSSES

     The Bank established a provision for loan losses of $-0- and $6,000 for the three month period ended March 31, 1997 and 1996, respectively. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area.

     NON-INTEREST INCOME

     Non-interest income amounted to $15,000 and $11,000 for the three months ended March 31, 1997 and 1996, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $14,000 and $10,000 for the three months ended March 31, 1997 and 1996, respectively.

     NON-INTEREST EXPENSE

     Non-interest expense totaled $288,000 and $276,000 for the three months ended March 31, 1997 and 1996, respectively, an increase of $12,000, or 4.2%, and such expense amounted to 1.9% of average assets for the three months ended March 31, 1997 and 1996. The increase was due to an increase in salaries and benefits of $11,000 and an increase in the loss on foreclosed real estate of $42,000 offset by a decrease of $15,000 in federal insurance premiums, a decrease of $7,000 in legal expense and a decrease of $19,000 in other operating expenses. The increase of $11,000 in salaries and benefits relates mainly to normal salary increases. The $42,000 increase in the loss on foreclosed real estate was due to an increase in the valuation allowance established by management to reflect the fair value of the real estate owned net of estimated selling expenses. In April of 1997 management agreed to sell the foreclosed real estate property held at March 31, 1997 at a price that approximated carrying value after the increase in the valuation allowance. The decrease of $15,000 in federal insurance premiums was the result of the reduction of the insurance assessment rate on the Bank's deposits after the special assessment on September 30, 1996 to recapitalize the Savings Association Insurance Fund. The decrease in legal fees of $7,000 was due to special services related to employee benefit plans provided in 1996, but not in 1997. Other operating expenses decreased $19,000 primarily due to decreases in advertising expense and franchise taxes.

     INCOME TAXES

     The provision for income taxes for the three months ended March 31, 1997 and 1996 was $94,000 and $87,000, respectively, which, as a percentage of income before income taxes was 34% for both periods.

     NON-PERFORMING ASSETS

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                     MARCH 31, 1997          DECEMBER 31 1996
                                                     ---------------         -----------------
                                                              (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
 Real Estate:
    Residential....................................      $       67                $       87
    Commercial.....................................
 Consumer..........................................               8
                                                         ----------                ----------

        Total......................................      $       75                      $ 87
                                                         ==========                ==========

Accruing loans which are contractually past due
 90 days or more:
 Real Estate:
    Residential....................................             349                       359
    Commercial.....................................
 Consumer..........................................               6
                                                         ----------               -----------
        Total......................................             355                       359
                                                         ==========               ===========

Total of loans accounted for as non-accrual or as
 accruing past due 90 days or more.................      $      430               $       446
                                                         ==========               ===========

Percentage of total loans..........................             .79%                      .82%
                                                         ==========               ===========

Other non-performing assets (2)....................      $      185               $       227
                                                         ==========               ===========

Restructured loans.................................      $      274               $       271
                                                         ==========               ===========

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

     During the quarter end March 31, 1997, additional interest income of $5,288 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the quarter ended March 31, 1997 totaled $642.

     At March 31, 1997, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.


     LIQUIDITY AND CAPITAL RESOURCES

     The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

     The Bank is required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first quarter of fiscal year 1997, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

     The Bank must satisfy three capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The risk-based capital standard currently addresses only the credit risk inherent in the assets in a thrift's portfolio and does not address other risks that thrifts face, such as operating, liquidity, and interest rate risks. The OTS recently finalized regulations that add an interest rate risk component to capital requirements under certain circumstances. The Bank does not believe that this new regulation will require additional capital.

     At March 31, 1997, the Bank had outstanding commitments to originate loans totaling $876,000, excluding $661,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 1997 totaled $21.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 3.     DEFAULTS UPON SENIOR SECURITIES                           None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       None

Item 5.     OTHER INFORMATION                                         None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.   The following Exhibit is filed herewith:
                 Exhibit 27                       Financial Data Schedule


            b. Form 8-K, Item 5 filed on January 16, 1997 relating to the Company's announcement of the declaration of a cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF BANCORP, INC.

Date:     April 24, 1997  ______________________________________________________
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date:     April 24, 1997  ______________________________________________________
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)