Form 10-Q
period 1997-06-30
CKF BANCORP INC
filed 1997-08-11
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended June 30, 1997


                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25180


                               CKF BANCORP, INC.
          ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                    61-1267810
      -------------------------------                    -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)


340 WEST MAIN STREET, DANVILLE, KENTUCKY                        40422
----------------------------------------                 -------------------
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

As of August 5, 1997, 950,000 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                   Exhibit Index at Page N/A
                                                                           ---


                                   CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1997
             (unaudited) and December 31, 1996.........................................................    3

            Consolidated Statements of Income for the Three-Month Periods Ended
                 June 30, 1997 and 1996 (unaudited) and the Six-Month Periods
                 Ended June 30, 1997 and 1996 (unaudited)..............................................    4

             Consolidated Statements of Cash Flows for the Six-Month Periods Ended
                 June 30, 1997 and 1996 (unaudited)....................................................    5

             Notes to Consolidated Financial Statements................................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.................................................................    8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................................   13

Item 2.      Changes in Securities.....................................................................   13

Item 3.      Defaults Upon Senior Securities...........................................................   13

Item 4.      Submission of Matters to a Vote of Security Holders.......................................   13

Item 5.      Other Information.........................................................................   13

Item 6.      Exhibits and Reports on Form 8-K..........................................................   13

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                               ----------------

                                                                    AS OF           AS OF
                                                                   JUNE 30,      DECEMBER 31,
ASSETS                                                               1997           1996
                                                                 -------------  ------------
                                                                 (unaudited)
Cash and due from banks                                           $   326,446   $   564,003
Interest bearing deposits                                           1,503,251     1,655,589
Investment securities:
   Securities available-for-sale                                      453,750       728,475
   Securities held-to-maturity                                      2,195,340     2,714,723
Loans receivable, net                                              55,293,496    53,181,509
Real estate owned                                                                   227,340
Accrued interest receivable                                           424,827       378,405
Office property and equipment, net                                    565,256       540,638
Other assets                                                           50,036        11,778
                                                                  -----------   -----------

   Total assets                                                   $60,812,402   $60,002,460
                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                          $42,213,487   $42,832,354
Advance from Federal Home Loan Bank                                 3,233,308     1,252,179
Federal income tax payable                                            510,745       641,014
Advance payment by borrowers for taxes and insurance                   83,293        18,944
Other liabilities                                                     199,813       159,040
                                                                  -----------   -----------
   Total liabilities                                               46,240,646    44,903,531
                                                                  -----------   -----------

Stockholders' equity:
 Common stock, $0.01 par value, 4,000,000 shares authorized;
  1,000,000 shares issued                                              10,000        10,000
 Additional paid-in capital                                         9,638,441     9,612,331
 Retained earnings, substantially restricted                        6,779,125     7,147,931
 Net unrealized appreciation on securities available-for-sale         290,944       463,732
 Treasury stock, 50,000 shares, at cost                              (986,388)     (986,388)
 Stock Option Trust, 24,725 shares, at cost                          (493,694)     (455,344)
 Unallocated employee stock ownership plan (ESOP) shares             (666,672)     (693,333)
                                                                  -----------   -----------
   Total stockholders' equity                                      14,571,756    15,098,929
                                                                  -----------   -----------

   Total liabilities and stockholders' equity                     $60,812,402   $60,002,460
                                                                  ===========   ===========

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                            ----------------------


                                                            FOR THE THREE-MONTH PERIODS    FOR THE SIX-MONTH PERIODS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------------    -------------------------
                                                                1997           1996           1997          1996
                                                            ----------      -----------    ----------     ----------
Interest income:
  Interest on loans................................         $1,103,365      $1,009,015     $2,154,929     $1,984,940
  Interest and dividends on investments............             37,488          48,321         81,870         75,876
  Other interest income............................             13,639          13,561         31,011         53,932
                                                            ----------      ----------     ----------     ----------
     Total interest income.........................          1,154,492       1,070,897      2,267,810      2,114,748
                                                            ----------      ----------     ----------     ----------

Interest expense:..................................
  Interest on deposits.............................            541,838         524,634      1,079,667      1,037,802
  Other interest expense...........................             38,552           4,682         64,158          9,515
                                                            ----------      ----------     ----------     ----------
     Total interest expense........................            580,390         529,316      1,143,825      1,047,317
                                                            ----------      ----------     ----------     ----------

Net interest income................................            574,102         541,581      1,123,985      1,067,431
Provision for loan losses..........................              6,000           6,000          6,000         12,000
                                                            ----------      ----------     ----------     ----------
     Net interest income after provision for loan
       losses......................................            568,102         535,581      1,117,985      1,055,431
                                                            ----------      ----------     ----------     ----------
Non-interest income:
  Loan and other service fees......................             14,000          12,386         27,942         22,646
  Gain on sale of investments......................            420,575                        420,575
  Other, net.......................................                716             581          1,327          1,408
                                                            ----------      ----------     ----------     ----------
     Total non-interest income.....................            435,291          12,967        449,844         24,054
                                                            ----------      ----------     ----------     ----------

Non-interest expense:
  Compensation and benefits........................            137,210         132,370        281,438        265,607
  Federal insurance premium........................              8,850          24,484         17,700         48,969
  State franchise tax..............................             12,273          12,273         24,547         24,547
  Occupancy expenses, net..........................             10,592           8,825         22,945         19,525
  Data processing expenses.........................             13,051           9,600         23,999         20,171
  Legal fees.......................................              9,167           5,651         13,219         17,004
  Loss on real estate owned........................                 13                         41,813
  Other operating expenses.........................             61,212          55,616        115,074        129,747
                                                            ----------      ----------     ----------     ----------
     Total non-interest expense....................            252,368         248,819        540,735        525,570
                                                            ----------      ----------     ----------     ----------

Income before income tax expense...................            751,025         299,729      1,027,094        553,915

Provision for income taxes.........................            255,348         107,329        349,212        194,587
                                                            ----------      ----------     ----------     ----------

Net income.........................................         $  495,677      $  192,400     $  677,882     $  359,328
                                                            ==========      ==========     ==========     ==========

Earnings per share.................................         $      .56      $      .21     $      .77     $      .39
                                                            ==========      ==========     ==========     ==========

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             ---------------------



                                                                                       FOR THE SIX-MONTH PERIODS
                                                                                               ENDED JUNE 30
                                                                                       -------------------------
                                                                                            1997         1996
                                                                                       -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $   677,882   $   359,328
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                  6,000        12,000
    Loss on real estate owned                                                                 41,813
    Amortization of loan fees                                                                 (4,655)       (3,864)
    Realized gain on sale of investment                                                     (420,575)
    ESOP benefit expense                                                                      50,531        51,887
    Provision for depreciation                                                                13,125        11,918
    FHLB stock dividend                                                                      (17,100)      (15,800)
    Amortization of investment premium                                                         1,546         7,211
  Change in:
    Interest receivable                                                                      (46,422)       50,463
    Other liabilities and federal income taxes payable                                       (12,835)       (3,900)
    Prepaid expense                                                                          (38,258)       (2,498)
    Interest payable                                                                          14,593         1,614
                                                                                         -----------   -----------
       Net cash provided by operating activities                                             265,645       468,359
                                                                                         -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and principal payment on loans, net                                   (1,927,805)   (3,944,944)
  Purchase of office equipment                                                               (37,743)       (6,929)
  Purchase of loans                                                                                       (164,000)
  Purchase of held-to-maturity securities                                                               (1,017,806)
  Matured held-to-maturity securities                                                        500,000       250,415
  Proceeds from sale of securities available-for-sale                                        433,500
  Proceeds from certificates of deposit                                                                  1,000,000
  Principle repayment on mortgage-backed securities                                           34,936        21,009
                                                                                         -----------   -----------
       Net cash (used) by investing activities                                              (997,112)   (3,862,255)
                                                                                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW accounts
    and savings accounts                                                                      87,952       971,391
  Net increase (decrease) in certificates of deposit                                        (706,819)    1,719,681
  Net increase (decrease) in custodial accounts                                               64,349
  Proceeds from FHLB advances                                                              2,000,000
  Payments on FHLB advances                                                                  (18,871)      (17,625)
  Dividends paid                                                                          (1,046,689)     (184,967)
  Purchase of common stock                                                                   (38,350)     (731,860)
                                                                                         -----------   -----------
       Net cash provided by financing activities                                             341,572     1,756,620
                                                                                         -----------   -----------
Increase (decrease) in cash and cash equivalents                                            (389,895)   (1,637,276)
Cash and cash equivalents, beginning of period                                             2,219,592     2,103,757
                                                                                         -----------   -----------
Cash and cash equivalents, end of period                                                 $ 1,829,697   $   466,481
                                                                                         ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes                                                             $   389,708   $   161,353
                                                                                         ===========   ===========
  Cash paid for interest                                                                 $ 1,129,232   $ 1,036,189
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

2.   EARNINGS PER SHARE

     Earnings per share for the three and six month periods ended June 30, 1997 amounted to $0.56 and $0.77 per share, respectively, based on weighted average common stock shares outstanding. Earnings per share for the three and six month periods ended June 30, 1996 amounted to $0.21 and $0.39 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares issued and outstanding for the three and six month periods ended June 30, 1997 was 885,004 and 884,306 shares, respectively. The weighted average number of common shares issued and outstanding for the three and six month periods ended June 30, 1996 was 916,952 and 923,444 shares, respectively.

3.   REGULATORY CAPITAL

     At June 30, 1997, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at June 30, 1997 to its regulatory capital requirements.

                                                      REGULATORY CAPITAL
                                              --------------------------------
                                              TANGIBLE      CORE    RISK-BASED
                                               CAPITAL     CAPITAL    CAPITAL
                                              --------     -------  ----------
                                                        (In thousands)

Stockholder equity                            $13,040      $13,040   $13,040
 Net unrealized appreciation on investment
  securities available-for-sale                  (291)        (291)     (291)
 General allowance for loan losses                  -            -       113
                                              -------      -------   -------
 Regulatory capital                            12,749       12,749    12,862
 Minimum capital requirement                      908        1,816     2,807
                                              -------      -------   -------
 Excess regulatory capital                    $11,841      $10,933   $10,055
                                              =======      =======   =======

Minimum capital requirement as a
 percentage of assets                             1.5%         3.0%      8.0%
Regulatory capital in excess of minimum
 capital requirements as a percentage
 of assets                                      19.47%       17.98%    28.66%/1/

-----------------
/1/Based on risk weighted assets.

4.   DIVIDENDS

     A cash dividend of $0.22 per share was paid on February 10, 1997 to stockholders of record as of January 28, 1997. A special dividend of $1.00 per share was paid on February 11, 1997 to stockholders of record as of January 29, 1997. The total dividends paid by the Company for the six months ended June 30, 1997 amounted to $1,046,689.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased approximately $810,000, or 1.4%, from $60.0 million at December 31, 1996 to $60.8 million at June 30, 1997. The net increase in assets includes a $2.1 million, or 4.0%, increase in net loans receivable and an increase of $109,000, or 11.7%, in other assets offset in part by a decrease of $794,000, or 23.1%, in investment securities, a decrease of $389,000, or 17.6%, in cash and interest bearing deposits and a decrease of $227,000 in real estate owned.

The Company's aggregate investment securities portfolio decreased $794,000, or 23.1% to $2.6 million at June 30, 1997 compared to $3.4 million at December 31, 1996. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $275,000 which consisted of a $360,000 decrease due to the sale of 13,200 shares of Federal Home Loan Mortgage Corporation stock offset by an increase of $85,000 in the market value of the remaining securities. Securities classified as held-to-maturity decreased $519,000 due primarily to the maturity of a FHLB Bond in the amount of $500,000.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1997, the Company included net unrealized gains of approximately $291,000 in stockholders' equity. At December 31, 1996, the Company included net unrealized gains of approximately $464,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $2.1 million, or 4.0%, from $53.2 million at December 31, 1996 to $55.3 million at June 30, 1997. The increase in loans during this six-month period reflects management's success in loan solicitation, which included the introduction of consumer auto loans in the first quarter of 1997.

Deposits decreased by $619,000, or 1.4%, from $42.8 million at December 31, 1996 to $42.2 million at June 30, 1997. This decrease is reflective of the strong competition within the local market area.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME

Net income for the three months ended June 30, 1997 was $496,000 compared to $192,000 for the corresponding period in 1996, an increase of $304,000, or 157.6%. The increase resulted primarily from a gain on the sale of securities of $420,000 and an increase in net interest income of $32,000 offset by an increase in income tax expense of $148,000.

INTEREST INCOME

Interest income totaled $1.2 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively. The increase in interest income of $84,000, or 7.8%, for the three months ended June 30, 1997 as compared to the same period for 1996 was due to an increase in the average rate earned on assets from 7.4% to 7.8% and an increase of $1.9 million in the balance of average earning assets.

INTEREST EXPENSE

Interest expense totaled $580,000 and $529,000 for the three months ended June 30, 1997 and 1996, respectively. The increase in interest expense of $51,000 or 9.8%, for the three months ended June 30, 1997 as compared to the same period for 1996 was due to an increase in average interest rates paid on interest-bearing liabilities, from 4.8% to 5.1%, plus an increase of $2.3 million in the balance of average Federal Home Loan Bank borrowings offset by the decrease of $1.0 million in the average balance of deposits, during the three months ended June 30, 1997 compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $6,000 for the three month period ended June 30, 1997 and 1996. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 1997 the allowance for loan losses represented
 .20% of total loans compared to .21% at June 30, 1996.

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

NON-INTEREST INCOME

Non-interest income amounted to $435,000 and $13,000 for the three months ended June 30, 1997 and 1996, respectively. The increase was due primarily to a $420,000 gain resulting from the sale of investments classified as available-for-sale.

NON-INTEREST EXPENSE

Non-interest expense totaled $252,000 and $249,000 for the three months ended June 30, 1997 and 1996, respectively, an increase of $3,000, or 1.4%, and such expense amounted to 1.7% of average assets for both periods. The increase was due to a $5,000 increase in compensation and benefits plus immaterial increases totaling $14,000 in various other non-interest expense categories, offset by a $16,000 decrease in federal insurance premiums. The increase of $5,000 in salaries and benefits relates mainly to normal salary increases. The decrease of $16,000 in federal insurance premiums was the result of the reduction of the insurance assessment rate on the Bank's deposits after the special assessment on September 30, 1996 to recapitalize the Savings Association Insurance Fund.

INCOME TAXES

The provision for income taxes for the three months ended June 30, 1997 and 1996 was $255,000 and $107,000, respectively, which, as a percentage of income before income taxes was 34% and 35% for the 1997 and 1996 periods, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME

Net income for the six months ended June 30, 1997 was $678,000, as compared to $360,000 for the corresponding period in 1996, an increase of $318,000, or 88.7%. The increase resulted primarily from an increase of $426,000 in non-interest income and an increase of $62,000 in net interest income offset by an increase of $155,000 in income tax expense and a $15,000 increase in non-interest expense.

INTEREST INCOME

Interest income totaled $2.3 million and $2.1 million for the six months ended June 30, 1997 and 1996, respectively. The increase in interest income of $153,000, or 7.2%, for the six months ended June 30, 1997 as compared to the same period for 1996 was due to an increase in the average rate earned on interest earning assets from 7.4% to 7.7% and an increase of $2.1 million in the average balance of interest earning assets.

INTEREST EXPENSE

Interest expense totaled $1.1 million and $1.0 million for the six months ended June 30, 1997 and 1996, respectively. The increase in interest expense of $97,000, or 9.2%, for the six months ended June 30, 1997 as compared to the same period in 1996 was due to an increase of .23% in the average interest rate paid on interest bearing liabilities, plus an increase of $1.6 million in the balance of average Federal Home Loan Bank borrowings offset by the decrease of $74,000 in the average balance of deposits during the six months ended June 30, 1997 compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $6,000 and $12,000 for the six month period ended June 30, 1997 and 1996, respectively. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

NON-INTEREST INCOME

Non-interest income amounted to $450,000 and $24,000 for the six months ended June 30, 1997 and 1996, respectively. The increase was due primarily to a $420,000 gain resulting from the sale of investments classified as available-for-sale.

NON-INTEREST EXPENSE

Non-interest expense totaled $541,000 and $526,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $15,000, or 2.9%, and such expense amounted to 1.8% of average assets for both periods. The increase was primarily due to an increase of $15,000 in compensation and benefits and an increase of $42,000 in loss on real estate owned offset by a $31,000 decrease in federal insurance premiums and a $11,000 decrease in all other non-interest expenses. The increase of $15,000 in salaries and benefits relates mainly to normal salary increases. The Company sold property held as real estate owned during the six months ended June 30, 1997, which resulted in a $42,000 loss. The decrease of $31,000 in federal insurance premiums was due to the reduction of the insurance assessment rate on the Bank's deposits resulting from the recapitalization of the Savings Association Insurance Fund in 1996. The $11,000 decrease in other noninterest expenses is primarily due to decreases in advertising and franchise taxes.

INCOME TAXES

The provision for income taxes for the six months ended June 30, 1997 and 1996 was $349,000 and $194,000, respectively, and, as a percentage of income before income taxes was 34% and 35% for the 1997 and 1996 periods, respectively.

NON-PERFORMING ASSETS

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                           JUNE 30, 1997    DECEMBER 31, 1996
                                                           -------------    -----------------
                                                                 (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
 Real Estate:
   Residential....................................               $ 89               $ 87
   Commercial.....................................

 Consumer.........................................                 24
                                                                 ----               ----

    Total.........................................               $113              $  87
                                                                 ====               ====

Accruing loans which are contractually past due
  90 days or more:
 Real Estate:
   Residential....................................                379                359
   Commercial.....................................
 Consumer.........................................
                                                                 ----               ----
    Total.........................................                379                359
                                                                 ====               ====

Total of loans accounted for as non-accrual or as
   accruing past due 90 days or more................             $492               $446
                                                                 ====               ====

Percentage of total loans...........................              .89%               .82%
                                                                 ====               ====

Other non-performing assets (2).....................             $                  $227
                                                                 ====               ====

Restructured loans.................................              $272               $271
                                                                 ====               ====

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

During the six months ended June 30, 1997, additional interest income of $5,837 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the six months ended June 30, 1997 totaled $2,497.

At June 30, 1997, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first six months of fiscal year 1997, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy three capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At June 30, 1997, the Bank's capital was in excess of these requirements (see Note 3).

At June 30, 1997, the Bank had outstanding commitments to originate loans totaling $2,183,000, excluding $703,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 1997 totaled $22.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

PART II.                     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS                                                      None

Item 2.     CHANGES IN SECURITIES                                                  None

Item 3.     DEFAULTS UPON SENIOR SECURITIES                                        None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 15, 1997. 835,477 shares of CKF Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                        VOTES IN                VOTES
NOMINEE                            FAVOR OF ELECTION           WITHHELD
-------                            -----------------           --------
W. Banks Hudson, III                    834,447                  1,000
Thomas R. Poland                        835,447

Item 5.     OTHER INFORMATION                                                      None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following Exhibit is filed herewith:
                Exhibit 27                                      Financial Data Schedule
            (b) No reports on Form 8-K were filed during
                 the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CKF BANCORP, INC.

Date: August 5, 1997            /s/ John H. Stigall
                                --------------------------------------------
                                John H. Stigall, President and
                                Chief Executive Officer
                                (Duly Authorized Officer)




Date: August 5, 1997            /s/ Ann L. Hooks
                                --------------------------------------------
                                Ann L. Hooks, Vice President and Treasurer
                                (Principal Financial and Accounting Officer)