Form 10-Q
period 1997-09-30
CKF BANCORP INC
filed 1997-11-12
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25180


                               CKF BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                         61-1267810
  -------------------------------                         -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


340 WEST MAIN STREET, DANVILLE, KENTUCKY                      40422
----------------------------------------                  --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (606) 236-4181
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

As of November 5, 1997, 950,000 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                    Exhibit Index at Page N/A
                                                                            ---

                                    CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
             (unaudited) and December 31, 1996.........................................................   3

          Consolidated Statements of Income for the Three-Month
             Periods Ended September 30, 1997 and 1996 (unaudited) and the
             Nine-Month Periods Ended September 30, 1997 and 1996 (unaudited)..........................   4

          Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
             September 30, 1997 and 1996 (unaudited)...................................................   5

          Notes to Consolidated Financial Statements...................................................   7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................................   9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................  14
Item 2.   Changes in Securities........................................................................  14
Item 3.   Defaults Upon Senior Securities..............................................................  14
Item 4.   Submission of Matters to a Vote of Security Holders..........................................  14
Item 5.   Other Information............................................................................  14
Item 6.   Exhibits and Reports on Form 8-K.............................................................  14


SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                     AS OF           AS OF
                                                                 SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                               1997            1996
                                                                 -------------    ------------
                                                                  (unaudited)
Cash and due from banks                                           $   307,611     $   564,003
Interest bearing deposits                                             709,018       1,655,589
Investment securities:
 Securities available-for-sale                                        473,484         728,475
 Securities held-to-maturity                                        2,175,696       2,714,723
Loans receivable, net                                              55,148,502      53,181,509
Real estate owned                                                                     227,340
Accrued interest receivable                                           459,613         378,405
Office property and equipment, net                                    558,845         540,638
Other assets                                                           34,776          11,778
                                                                  -----------     -----------

 Total assets                                                     $59,867,545     $60,002,460
                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                          $42,681,403     $42,832,354
Advance from Federal Home Loan Bank                                 2,223,629       1,252,179
Federal income tax payable                                            453,988         641,014
Advance payment by borrowers for taxes and insurance                  123,284          18,944
Other liabilities                                                     214,169         159,040
                                                                  -----------     -----------
 Total liabilities                                                 45,696,473      44,903,531
                                                                  -----------     -----------

Stockholders' equity:
 Common stock, $0.01 par value, 4,000,000 shares authorized;
   1,000,000 shares issued                                             10,000          10,000
 Additional paid-in capital                                         9,630,478       9,612,331
 Retained earnings, substantially restricted                        6,789,875       7,147,931
 Net unrealized appreciation on securities available-for-sale         303,968         463,732
 Treasury stock, 50,000 shares, at cost                              (986,388)       (986,388)
 Stock Option Trust, 46,825 shares, at cost                          (923,519)       (455,344)
 Unallocated employee stock ownership plan (ESOP) shares             (653,342)       (693,333)
                                                                  -----------     -----------
  Total stockholders' equity                                       14,171,072      15,098,929
                                                                  -----------     -----------

  Total liabilities and stockholders' equity                      $59,867,545     $60,002,460
                                                                  ===========     ===========

          See accompanying notes to consolidated financial statements

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                   FOR THE THREE-MONTH PERIODS             FOR THE NINE-MONTH PERIODS
                                                         ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                   ---------------------------             --------------------------
                                                      1997             1996                   1997            1996
                                                   ----------     ------------             ----------      ----------
Interest income:
 Interest on loans......................           $1,101,459       $1,031,581             $3,256,388      $3,016,521
 Interest and dividends on investments..               38,062           44,604                119,932         120,480
 Other interest income..................               19,511           15,325                 50,522          69,257
                                                   ----------       ----------             ----------      ----------
    Total interest income...............            1,159,032        1,091,510              3,426,842       3,206,258
                                                   ----------       ----------             ----------      ----------

Interest expense:.......................
 Interest on deposits...................              546,804          548,635              1,626,471       1,586,437
 Other interest expense.................               45,825            4,528                109,983          14,043
                                                   ----------       ----------             ----------      ----------
    Total interest expense..............              592,629          553,163              1,736,454       1,600,480
                                                   ----------       ----------             ----------      ----------

Net interest income.....................              566,403          538,347              1,690,388       1,605,778
Provision for loan losses...............                6,000            6,000                 12,000          18,000
                                                   ----------       ----------             ----------      ----------
    Net interest income after
    provision for loan losses...........              560,403          532,347              1,678,388       1,587,778
                                                   ----------       ----------             ----------      ----------

Non-interest income:
 Loan and other service fees............               16,255           13,235                 44,197          35,881
 Gain on sale of investment.............                               281,616                420,575         281,616
 Other, net.............................                  810              645                  2,137           2,053
                                                   ----------       ----------             ----------      ----------
    Total non-interest income...........               17,065          295,496                466,909         319,550
                                                   ----------       ----------             ----------      ----------

Non-interest expense:
 Compensation and benefits..............              144,591          135,120                426,028         400,727
 Federal insurance premium..............                4,669          298,897                 22,369         347,866
 State franchise tax....................               12,274           12,274                 36,821          36,821
 Occupancy expenses, net................               10,653           11,500                 33,598          31,025
 Data processing expenses...............               12,401           12,135                 36,400          32,306
 Legal fees.............................                1,108            2,344                 14,327          19,348
 Loss on real estate owned..............                                                       41,813
 Other operating expenses...............               51,266           45,694                166,340         175,441
                                                   ----------       ----------             ----------      ----------
    Total non-interest expense..........              236,962          517,964                777,696       1,043,534
                                                   ----------       ----------             ----------      ----------

Income before income tax expense........              340,506          309,879              1,367,601         863,794

Provision for income taxes..............              115,772          105,151                464,984         299,738
                                                   ----------       ----------             ----------      ----------

Net income..............................           $  224,734       $  204,728             $  902,617      $  564,056
                                                   ==========       ==========             ==========      ==========

Earnings per share......................                 $.26             $.23                  $1.02            $.61
                                                   ==========       ==========             ==========      ==========

          See accompanying notes to consolidated financial statements

                        CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                           FOR THE NINE-MONTH PERIODS
                                                               ENDED SEPTEMBER 30
                                                          ---------------------------
                                                              1997           1996
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $   902,617    $   564,056
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                    12,000         18,000
   Amortization of loan fees                                    (7,586)        (6,098)
   ESOP benefit expense                                         76,298         78,214
   Provision for depreciation                                   19,537         18,075
   FHLB stock dividend                                         (26,000)       (23,900)
   Amortization of investment premium                            2,249          8,040
   Realized gain on sale of investments                       (420,575)      (281,616)
 Change in:
   Interest receivable                                         (81,208)        25,912
   Other liabilities and federal income taxes payable          (63,244)       318,835
   Prepaid expense                                             (22,998)       (39,445)
   Interest payable                                             13,609          5,919
                                                           -----------    -----------

     Net cash provided by operating activities                 404,699        685,992
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations and principal payment on loans, net      (1,744,067)    (3,032,206)
 Purchase of office equipment                                  (37,744)        (7,127)
 Purchase of loans                                                           (164,000)
 Proceeds from available-for-sale securities                   433,500        294,165
 Purchase of securities, held-to-maturity                                  (1,017,806)
 Matured securities, held-to-maturity                          500,000        250,415
 Proceeds from certificates of deposit                                      1,000,000
 Principle repayment on mortgage-backed securities              62,818         37,403
                                                           -----------    -----------

     Net cash (used) by investing activities                  (785,493)    (2,639,156)
                                                           -----------    -----------

          See accompanying notes to consolidated financial statements

                        CKF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

                                                                            FOR THE NINE-MONTH PERIODS
                                                                                ENDED SEPTEMBER 30
                                                                            --------------------------
                                                                                1997          1996
                                                                            ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW accounts
   and savings accounts                                                         (91,849)       884,920
 Net increase (decrease) in certificates of deposit                             (59,100)     3,245,609
 Payments on FHLB advances                                                   (1,028,550)       (26,665)
 Proceeds from FHLB advances                                                  2,000,000
 Net increase in custodial accounts                                             104,340
 Proceeds from exercise of stock options                                         42,000
 Dividends paid                                                              (1,260,675)      (379,542)
 Purchase of common stock                                                      (528,335)    (1,181,207)
                                                                            -----------    -----------

        Net cash provided (used) by financing activities                       (822,169)     2,543,115
                                                                            -----------    -----------

Increase (decrease) in cash and cash equivalents                             (1,202,963)       589,951
Cash and cash equivalents, beginning of period                                2,219,592      2,103,757
                                                                            -----------    -----------
Cash and cash equivalents, end of period                                    $ 1,016,629    $ 2,693,708
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                                                 $   569,708    $   248,353
                                                                            ===========    ===========
 Cash paid for interest                                                     $ 1,726,976    $ 1,594,561
                                                                            ===========    ===========

          See accompanying notes to consolidated financial statements

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

2.   EARNINGS PER SHARE

     Earnings per share for the three and nine month periods ended September 30, 1997 amounted to $0.26 and $1.02 per share, respectively, based on weighted average common stock shares outstanding. Earnings per share for the three and nine month periods ended September 30, 1996 amounted to $0.23 and $0.61 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares issued and outstanding for the three and nine month periods ended September 30, 1997 was 877,096 and 881,903 shares, respectively. The weighted average number of common shares issued and outstanding for the three and nine month periods ended September 30, 1996 was 904,321 and 927,361 shares, respectively.

3.   REGULATORY CAPITAL

     At September 30, 1997, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at September 30, 1997 to its regulatory capital requirements.

                                                          REGULATORY CAPITAL
                                                 ------------------------------------
                                                 TANGIBLE       CORE       RISK-BASED
                                                  CAPITAL      CAPITAL       CAPITAL
                                                 ---------    ---------    ----------
                                                   (In thousands)
Stockholder equity                               $  12,308    $  12,308     $  12,308
Net unrealized appreciation on investment
   securities available-for-sale                      (304)        (304)         (304)
General allowance for loan losses                        -            -           119
                                                 ---------    ---------     ---------
Regulatory capital                                  12,004       12,004        12,123
Minimum capital requirement                            893        1,787         2,806
                                                 ---------    ---------     ---------
Excess regulatory capital                          $11,111      $10,217        $9,317
                                                 =========    =========     =========
 Minimum capital requirement as a
   percentage of assets                                1.5%         3.0%          8.0%
Regulatory capital in excess of minimum capital
   requirements as a percentage of assets             18.6%        17.1%         26.6%
----------

/1/Based on risk weighted assets.

4. DIVIDENDS

   For the nine months ended September 30, 1997, the Company paid the regular semi-annual dividends to stockholders of record on January 28 and July 28, totaling $0.22 and $0.25 per share, respectively. In addition, the Company paid a special dividend of $1.00 per share to stockholders of record on January 29, 1997. The total dividends paid by the Company for the nine months ended September 30, 1997 amounted to $1,260,675.

5. COMMON STOCK

   On July 17, 1997 options to acquire 3,200 shares at $13.125 per share were exercised with the Company receiving total proceeds of $42,000. In addition, the Company purchased 25,300 shares of common stock at a cost of $492,225 for the stock option trust during the three months ended September 30, 1997. Total shares of common stock purchased for the stock option trust for the nine months ended September 30, 1997 amounts to 27,500 shares at a total cost of $528,335.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased approximately $135,000 from $60.0 million at December 31, 1996 to $59.9 million at September 30, 1997. Loans increased $2.0 million or 3.8%, which was offset in part by a decrease in the investment portfolio of $800,000 plus a decrease in cash and interest bearing deposits of $1.2 million.

The Company's aggregate investment securities portfolio decreased $800,000, or 23.1% to $2.6 million at September 30, 1997 compared to $3.4 million at December 31, 1996. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $255,000, which consisted of a $360,000 decrease due to the sale of 13,200 shares of Federal Home Loan Mortgage Corporation stock offset by an increase of $105,000 in the market value of the remaining securities. Securities classified as held-to-maturity decreased $539,000 due primarily to the maturity of a FHLB Bond in the amount of $500,000.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At September 30, 1997, the Company included net unrealized gains of approximately $304,000 in stockholders' equity. At December 31, 1996, the Company included net unrealized gains of approximately $464,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $2.0 million, or 3.8%, from $53.2 million at December 31, 1996 to $55.1 million at September 30, 1997. The increase in loans during this nine-month period reflects management's success in loan solicitation, which included the introduction of consumer auto loans in the first quarter of 1997.

Deposits decreased by $151,000, or .4%, from $42.8 million at December 31, 1996 to $42.7 million at September 30, 1997, which reflects the continued strong competition within the Bank's market area. Net advances from the Federal Home Loan Bank increased $971,000.

The net equity of the Company decreased $.9 million due primarily to the payment of dividends of $1.3 million and the repurchase of the company stock totaling $.5 million offset in part by net income of $.9 million.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME

Net income for the three months ended September 30, 1997 was $225,000 compared to $205,000 for the corresponding period in 1996, an increase of $20,000, or 9.8%. Net interest income increased $28,000, non-interest income decreased 278,000, non-interest expense decreased $280,000, and the provision for income taxes increased $10,000.

INTEREST INCOME

Interest income totaled $1.2 million and $1.1 million for the three months ended September 30, 1997 and 1996, respectively. The increase in interest income of $67,000, or 6.1%, for the three months ended September 30, 1997 as compared to the same period for 1996 was due to an increase in the average rate earned on assets from 7.5% to 7.8% and an increase of $1.4 million in the balance of average earning assets.

INTEREST EXPENSE

Interest expense totaled $593,000 and $553,000 for the three months ended September 30, 1997 and 1996, respectively. The increase in interest expense of $40,000 or 7.2%, for the three months ended September 30, 1997 as compared to the same period for 1996 was due to an increase of $3.1 million in average interest bearing liabilities during the three months ended June 30, 1997 compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $6,000 for the three month period ended September 30, 1997 and 1996. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At September 30, 1997 the allowance for loan losses represented .21% of total loans compared to .22% at September 30, 1996.

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

NON-INTEREST INCOME

Non-interest income amounted to $17,000 and $295,000 for the three months ended September 30, 1997 and 1996, respectively. The decrease was due primarily to a $282,000 gain in the quarter ended September 30, 1996, resulting from the sale of investments classified as available-for-sale.

NON-INTEREST EXPENSE

Non-interest expense totaled $237,000 and $518,000 for the three months ended September 30, 1997 and 1996, respectively. Non-interest expense was 1.7% of average assets for the 1997 period as compared to 3.5% for the 1996 period. The decrease of $281,000 was primarily due to a decrease of $294,000 in the Federal insurance premium expense in the 1997 period compared to the 1996 period. In addition to a higher rate paid for insuring deposits, the 1996 period included a one-time special assessment of $274,000 for the purpose of recapitalizing the Savings Association Insurance Fund (SAIF). This decrease of $294,000 was offset by normal increases in other non-interest expense categories in the 1997 period.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 1997 and 1996 was $116,000 and $105,000, respectively, which, as a percentage of income before income taxes was 34% for the 1997 and 1996 periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME

Net income for the nine months ended September 30, 1997 was $902,000 compared to $564,000 for the same period in 1996. The increase of $338,000 or 60% was due to an increase in net interest income of $85,000, an increase in non-interest income of $147,000, a decrease in non-interest expense of $265,000, and a decrease in the provision for loan losses of $6,000 offset by an increase in the provision for income taxes of $165,000.

INTEREST INCOME

Interest income totaled $3.4 million and $3.2 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in interest income of $221,000, or 6.9%, for the nine months ended September 30, 1997 as compared to the same period for 1996 was due to an increase in the average rate earned on interest earning assets from 7.4% to 7.7% and an increase of $1.9 million in the average balance of interest earning assets.

INTEREST EXPENSE

Interest expense totaled $1.7 million and $1.6 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in interest expense of $136,000, or 8.5%, for the nine months ended September 30, 1997 as compared to the same period in 1996 was due to an increase of .20% in the average interest rate paid on interest bearing liabilities, plus an increase of $2.3 million in interest bearing liabilities during the nine months ended September 30, 1997 compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $12,000 and $18,000 for the nine month period ended September 30, 1997 and 1996, respectively. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

NON-INTEREST INCOME

Non-interest income amounted to $467,000 and $320,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase was due primarily to an increase of $139,000 in the gain resulting from the sale of investments classified as available-for-sale, plus an $8,000 increase in service fee income in the 1997 period compared to the 1996 period.

NON-INTEREST EXPENSE

Non-interest expense totaled $778,000 and $1,043,000 for the nine months ended September 30, 1997 and 1996, respectively. Non-interest expense was 1.7% and 2.4% of average assets for the 1997 and 1996 periods, respectively. The decrease in non-interest expense of $265,000 or 25.4% was due to a decrease in Federal insurance premiums of $325,000 offset in part by increases of $42,000 in losses on real estate and $25,000 in compensation and benefits for the nine months ended September 30, 1997 as compared to the same period in 1996. The decrease in Federal insurance premiums was due to the one-time special assessment of $274,000 in 1996 to recapitalize the Savings Association Insurance Funds, plus a decrease in the insurance rate paid on deposits in 1997 as compared to 1996. The loss on real estate of $42,000 resulted from the sale of a commercial piece of property acquired through foreclosure. The increase in compensation and benefits was due to normal increases in salaries and related benefits.

INCOME TAXES

The provision for income taxes for the nine months ended September 30, 1997 and 1996 was $465,000 and $300,000, respectively, and, as a percentage of income before income taxes was 34% and 35% for the 1997 and 1996 periods, respectively.

NON-PERFORMING ASSETS

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                     SEPTEMBER 30, 1997   DECEMBER 31 1996
                                                     -------------------  -----------------
                                                             (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
 Real Estate:

    Residential....................................                $139               $ 87
    Commercial.....................................
 Consumer..........................................                   7
                                                                   ----               ----

        Total......................................                $146               $ 87
                                                                   ====               ====

Accruing loans which are contractually past due
 90 days or more:
 Real Estate:
    Residential....................................                 298                359
    Commercial.....................................
 Consumer..........................................                ----               ----
        Total......................................                 298                359
                                                                   ====               ====

Total of loans accounted for as non-accrual or as
 accruing past due 90 days or more.................                $444               $446
                                                                   ====               ====

Percentage of total loans..........................                 .89%               .82%
                                                                   ====               ====

Other non-performing assets (2)....................                $                  $227
                                                                   ====               ====

Restructured loans.................................                $272               $271
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

During the nine months ended September 30, 1997, additional interest income of $7,884 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the nine months ended September 30, 1997 totaled $7,597.

At September 30, 1997, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At September 30, 1997, the Bank's liquidity was 4.96%, which has subsequently been increased above the OTS requirement of 5% of net withdrawals accounts plus short-term borrowings. Management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy three capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At September 30, 1997, the Bank's capital was in excess of these requirements (see Note 3).

At September 30, 1997, the Bank had outstanding commitments to originate loans totaling $1,826,437, excluding $699,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 1997 totaled $21.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.     OTHER INFORMATION                                               None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following Exhibit is filed herewith:
                Exhibit 27                               Financial Data Schedule


            (b) No reports on Form 8-K were filed during the quarter ended
                September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF BANCORP, INC.

Date:  November 5, 1997
                          ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer (Duly Authorized Officer)




Date:  November 5, 1997
                          ------------------------------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)