Form 10-K405
period 1997-12-31
CKF BANCORP INC
filed 1998-03-23
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                          Commission File No. 0-25180
                                    -------

                               CKF BANCORP, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        61-1267810
---------------------------------                  ----------------------
   (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


340 WEST MAIN STREET, DANVILLE, KENTUCKY                    40422
----------------------------------------           ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (606) 236-4181

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1998, the aggregate market value of the 595,000 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $12.2 million based on the closing sales price of $20.50 per share of the registrant's Common Stock on March 16, 1998, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

               1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997. (Parts I and II)
                2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

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

     The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. Prior to its acquisition of the Bank, the Company had no assets and no liabilities and engaged in no business activities. The Company purchased all the capital stock of the Bank issued in the conversion in exchange for 50% of the net conversion proceeds. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank and $354,000 in bank deposits held by the Bank, which are invested with the Federal Home Loan Bank ("FHLB") of Cincinnati. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 1997, the Company had total assets of $62.9 million, deposits of $43.2 million, net loans receivable of $55.9 million and stockholders' equity of $13.8 million.

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

     Central Kentucky Federal has sought to build an interest rate-sensitive loan portfolio by originating adjustable rate mortgage loans ("ARMs"). As of December 31, 1997, 93.3% of the mortgage loan portfolio was comprised of ARMs. Central Kentucky Federal's ARMs have an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and seven years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and 6% over the life of the loan. All mortgage loans originated by Central Kentucky Federal are retained in Central Kentucky Federal's loan portfolio.

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

     The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Board of Directors initially authorized the origination of up to $1.0 million of such loans in 1992 to meet consumer demand in a declining interest rate environment. All such loans were originated in 1992 and 1993, and the Board of Directors in 1994 authorized the origination of an additional $1.0 million in fixed rate residential loans. Because of the subsequent increase in interest rates in 1994, only approximately $889,000 in fixed rate loans have since been originated by the Bank from this second authorized amount as of December 31, 1997. See "-- One- to Four-Family Real Estate Lending."

     Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1997, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $2.1 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $915,000.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1997, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.



                                                              At December 31,
                                        ------------------------------------------------------------
                                                 1997                   1996               1995
                                        ----------------------   -----------------  ----------------
                                         Amount           %       Amount     %       Amount     %
                                        --------        ------   --------  -------  --------  ------
                                                              (Dollars in thousands)

Real estate loans:
 One- to four-family residential (1)..  $44,394        78.75    $44,042      81.35%  $40,649   80.52
 Multi-family residential.............    1,114         1.98      1,255 (2)   2.32     1,323    2.62
 Non-residential......................    7,804 (3)    13.84      6,510      12.03     6,270   12.42

Consumer loans:
 Savings account......................      459          .81        416        .77       424     .84
 Other (4)............................    2,610         4.62      1,913       3.53     1,815    3.60
                                        -------       ------    -------     ------   -------  ------
                                         56,381       100.00%    54,136     100.00%   50,481  100.00%
                                                      ======                ======            ======
Less:
 Loans in process.....................      299                     784                  690
 Deferred loan fees...................       62                      64                   53
 Allowance for loan losses............      125                     107                  100
                                        -------                 -------              -------
   Total..............................  $55,895                 $53,181              $49,638
                                        =======                 =======              =======
-------------------------

(1) Includes home equity loans. Also includes construction loans that will be converted to permanent loans and which comprised $871,608, $1,367,500 and $692,500 at December 31, 1997, 1996 and 1995, respectively.
(2) Also includes a construction loan that will be converted to a permanent loan and which amounted to $306,000 at December 31, 1996.
(3) Also includes a construction loan that will be converted to a permanent loan and which amounted to $120,000 at December 31, 1997.
(4) Consists primarily of unsecured loans made to qualified existing depositors of the Bank.

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below. The tables below exclude deferred loan origination fees and the allowance for loan losses, which are netted against outstanding loan balances at December 31, 1997.



                                Due during the year ending       Due after       Due after      Due after
                                        December 31,            3 through       5 through      10 through     Due after 20
                                --------------------------    5 years after   10 years after  20 years after   years after
                                 1998       1999    2000        12/31/97        12/31/97        12/31/97         12/31/97     Total
                                ------      -----   -----       ---------       ---------       ---------      -----------    -----
                                        (In thousands)

Real estate mortgage (1)....    $  202      $  49   $ 102       $   1,052       $   5,986       $  18,477      $  25,289     $51,157

Real estate construction....       693         --      --              --              --              --             --         693

Consumer....................     1,269        228     339             662              --              --             --       2,498

Commercial..................     1,157         --      27              89             402              59             --       1,734

                                ------      -----   -----       ---------       ---------       ---------      ---------     -------

    Total...................    $3,321      $ 277   $ 468       $   1,803       $   6,388       $  18,536      $  25,289     $56,082

                                ======      =====   =====       =========       =========       =========      =========     =======


-------------------------

(1)  Includes home equity loans.



     The following table sets forth at December 31, 1997, the dollar amount of all loans due one year or more after December 31, 1997 which have predetermined interest rates or have floating or adjustable interest rates.


                          Predetermined    Floating or
                              Rate       Adjustable Rates   Total
                          -------------  ----------------  -------
                                       (In thousands)

  Real estate mortgage..     $3,504         $47,451        $50,955
  Consumer..............         72           1,157          1,229
  Commercial............         --             577            577
                             ------         -------        -------
    Total...............     $3,576         $49,185        $52,761
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

     One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residential properties. At December 31, 1997, $44.4 million, or 78.75%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were owner-occupied, single-family residences primarily located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property.

     Central Kentucky Federal offers 15 year term, fixed rate mortgage loans and ARMs. At December 31, 1997, $1.2 million, or 2.1%, of Central Kentucky Federal's loan portfolio consisted of 15 year or less term, fixed rate loans. Fixed rate loans are made only on single family, owner occupied homes. Central Kentucky Federal also originates loans on condominiums, duplex dwellings and townhomes in its market area.

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

     Central Kentucky Federal also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 15 years. Central Kentucky Federal originated $471,000 in fixed rate single-family mortgage loans with a maximum term of 15 years during 1997 and such loans amounted to $1.2 million, or 2.1%, of the Bank's loan portfolio at December 31, 1997. All such loans were held as long-term investments, and none were held for sale.

     Construction Lending. Central Kentucky Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and commercial properties, with the intent of such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At December 31, 1997, the Bank's loan portfolio included $693,000 of net loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

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

     Multi-Family and Commercial Real Estate Lending. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and commercial real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. At December 31, 1997, loans on commercial real estate properties constituted approximately $7.8 million, or 13.84%, respectively, of the Bank's gross loan portfolio.

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

     Consumer Lending. Central Kentucky Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on a secured and unsecured basis and generally requires a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months for up to 90% of the face amount of the certificate. The interest rate charged on these loans is the prevailing market rate but not less than one percent above the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan. At December 31, 1997, consumer loans amounted to $3.1 million, or 5.43%, of the Bank's gross loan portfolio.

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

     Loan Solicitation and Processing. Loan originations are derived from a number of sources. Residential mortgage, consumer and other loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. Loan applications may be taken by the President or Vice President of Lending of the Bank, and are then submitted to the Bank's Loan Committee consisting of the President, Vice President of Lending and two members of the Board of Directors. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. All mortgage loans are required to be presented to the Loan Committee for final approval.
All unsecured consumer loans over $50,000 must be approved by the Board of Directors. Consumer loans less than $50,000 may be approved by the President and Vice President of Lending, or individually if less than $25,000, and are presented at the next meeting of the Board of Directors for ratification.

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

                                                    Year Ended December 31,
                                            ------------------------------------
                                              1997             1996         1995
                                            -------           -------      -------
Loans originated:                                     (In thousands)
  Real estate loans:
    Construction (1)...............         $ 1,820           $ 2,156       $ 1,965
    One- to four-family............           7,044             9,528         7,528
    Multi-family...................             306               757            --
    Non-residential and other (1)..           1,177               626         1,371
  Consumer loans...................           3,015             2,664         3,358
                                            -------           -------       -------
      Total loans originated.......         $13,362           $15,731       $14,222
                                            =======           =======       =======

Loans purchased:
  Real estate loans:
    Conventional loans.............         $    --           $    --       $    --
  Other loans......................             890               305            37
                                            -------           -------       -------
      Total loans purchased........         $   890           $   305       $    37
                                            =======           =======       =======

-------------------------
(1) Construction loans include one loan at December 31, 1997 that will be converted to a permanent loan in the non-residential category upon completion of construction. See " -- Loan Portfolio Composition."


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

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 1997, the Bank had received $62,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 1997, management had no assets classified as special mention, $293,000 of assets classified as substandard, no assets classified as doubtful and no assets
classified as loss.   For additional information, see " -- Non-Performing Loans
and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

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

     In June 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This promulgation, which was amended by SFAS No. 118 as to certain income recognition and disclosure provisions, became effective as to the Company in fiscal 1995. These accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 1 of Notes to Consolidated Financial Statements. At December 31, 1997, the Bank had identified impaired loans, as defined by SFAS No. 114, totaling $66,000 for which no allowance for loss has been provided.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended December 31,
                                        ------------------------
                                         1997             1996
                                        ------------------------
                                         (Dollars in thousands)

Balance at beginning of period........    $  107          $  100
                                          ------          ------

Loans charged-off.....................        --              --
Recoveries............................        --              --
                                          ------          ------

Net loans charged-off.................        --              --
                                          ------          ------

Provision for loan losses.............        18               7
                                          ------          ------

Balance at end of period..............    $  125          $  107
                                          ======          ======

Ratio of net charge-offs to average
 loans outstanding during the period..      --  %           --  %
                                          ======          ======

Ratio of allowance for loan losses
 to non-performing loans..............     42.80%          24.00%
                                          ======          ======


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

                                                                At December 31,
                                               -------------------------------------------------
                                                        1997                     1996
                                               ----------------------    -----------------------
                                                          Percent of              Percent of
                                                           Loans in                 Loans in
                                                          Category to             Category to
                                                Amount    Total Loans    Amount   Total Loans
                                                ------    -----------    ------   -----------
                                                            (Dollars in thousands)

       Real estate - mortgage:
         Residential (2).....................    $ 125        77.20%       $107        78.80%
         Commercial..........................       --        14.59          --        13.16
       Real estate - construction............       --         1.77          --         3.10
       Commercial business...................       --         1.01          --          .64
       Consumer (3)..........................       --         5.43          --         4.30
                                                 -----       ------         ---         ------
            Total allowance for loan losses..    $ 125       100.00%       $107       100.00%
                                                 =====       ======        =====       ======
-------------------------

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                    At December 31,
                                                               ------------------------
                                                                  1997          1996
                                                               ---------      ---------
             (Dollars in thousands)
       Loans accounted for on a non-accrual basis: (1)
         Real Estate:
           Residential..........................................  $  54           $ 87
           Consumer.............................................     12             --
                                                                  -----           ----
             Total..............................................  $  66           $ 87
                                                                  =====           ====

       Accruing loans which are contractually past due
        90 days or more:
          Real Estate:
            Residential.........................................  $ 227           $359
            Commercial..........................................     --             --
            Consumer............................................     --             --
                                                                  -----           ----
              Total.............................................  $ 227           $359
                                                                  =====           ====

             Total of non-accrual and 90 days past due loans....  $ 293           $446
                                                                  =====           ====

       Percentage of total loans................................    .52%           .82%
                                                                  =====           ====

       Other non-performing assets (2)..........................  $  --           $227
                                                                  =====           ====

       Restructured loans.......................................  $  --           $271

-------------------------

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


     During the year ended December 31, 1997, additional interest income of $3,892 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the year ended December 31, 1997 was $7,905.

     At December 31, 1997, there were no loans identified by management, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     It is management's intention, and Central Kentucky Federal has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, effective January 1, 1994, the Bank began classifying marketable equity securities as investment securities held for sale. Investment securities in this classification are recorded at market value. At December 31, 1997, the unrealized holding gains of $539,000, less the applicable deferred tax of $183,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                              At December 31,
                                                          ----------------------
                                                           1997           1996
                                                          ------         ------
                                                          (Dollars in thousands)

Investment securities available for sale:
  FHLMC capital stock.................................     $  552        $  728
                                                           ------        ------
      Total investment securities available for sale..     $  552        $  728
                                                           ======        ======

Investment securities held to maturity:
  U.S. government and agency securities...............     $1,252        $1,753
  Mortgage-backed securities..........................        368           465
  FHLB stock..........................................        517           481
  Common stock of subsidiary..........................         15            15
                                                           ------        ------
      Total investment securities held to maturity         $2,152        $2,714
                                                           ======        ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1997.


                                 One Year          One to            Five to
                                 or Less          Five Years         Ten Years       More than Ten    Total Investment Portfolio
                             -----------------  ----------------  ----------------  ----------------- --------------------------
                             Carrying Average   Carrying Average  Carrying Average  Carrying  Average  Carrying Market  Average
                              Value    Yield     Value    Yield    Value    Yield    Value     Yield    Value   Value    Yield
                             -------- --------  -------- -------- -------- -------- --------  -------- -------- ------  --------
                                                                       (Dollars in thousands)

Investment securities
 available
  for sale:
    FHLMC securities.......  $  552   1.03%      $   --     --%      $ --     --  %     $ --       --%    $  552  $  552   1.03%

Investment securities
 held-to-
  maturity:
    U.S. Government and
     agency
      securities...........     500   5.38          752   6.50                            --       --      1,252   1,257   6.05
    Mortgage-backed
     securities............      --     --          368   6.41                            --       --        368     365   6.41
    FHLB stock.............      --     --           --     --                           517     7.19        517     517   7.19
    Common stock of
     subsidiary............      --     --           --     --                            15       --         15      15     --
                             ------  -----       ------  -----       ----     ----      ----     ----     ------  ------ ------
        Total..............     500   5.38        1,120   6.47                           532     7.19%    $2,152   2,154   6.34
                             ------  -----    ---------  -----       ----     ----%     ----     ----     ------  ------ ------

          Total Investment
            securities.....  $1,052   3.10%      $1,120   6.47%      $                  $532     7.19%    $2,704  $2,706   5.26%
                             ======  =====    =========  =====       ====     ====%     ====     ====     ======  ======  =====

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

     Savings deposits in the Bank as of December 31, 1997 were represented by the various types of savings programs described below.


Interest   Minimum                              Minimum           Percentage of
Rate        Term             Category            Amount  Balances  Total Savings
-------  ----------          --------           ------- --------- --------------
                                                       (In thousands)

3.05%     None       NOW Accounts               $    50   $ 2,261      5.23%
3.05      None       Passbook Statement
                       Accounts                       1     3,431      7.93
4.10      None       Money Market Deposits
                       Accounts                   2,500     2,857      6.61
3.05      None       Super NOW Accounts           2,500       144       .33

                     Certificates of Deposit
                     -----------------------

4.97      91 days    3-month Money Market           500       595      1.38
5.25      182 days   6-month Money Market           500     4,799     11.10
5.61      12-month   Fixed-Term, Fixed-Rate         500     7,013     16.21
5.96      14-month   Fixed-Term, Fixed Rate         500     1,640      3.79
5.58      18 month   Fixed-Term, Fixed-Rate         500       750      1.73
5.93      18 month   18 month IRA Accounts          500     4,967     11.48
5.62      24 month   Fixed-Term, Fixed-Rate         500     2,566      5.93
5.67      30 month   Fixed-Term, Fixed-Rate         500     1,615      3.73
5.85      36 month   Fixed-Term, Fixed-Rate         500     2,515      5.81
5.83      42 month   Fixed-Term, Fixed-Rate         500       489      1.13
5.94      48 month   Fixed-Term, Fixed-Rate         500       640      1.48
6.03      60 month   Fixed-Term, Fixed-Rate         500     6,971     16.13
                                                          -------     -----
                                                          $43,253    100.00%
                                                          -------     -----
-------------------------

*  Represents weighted average interest rate.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                         Year Ended December 31,
                   -------------------------------------------------------------------
                              1997                1996                    1995
                   --------------------   ---------------------  ---------------------
                   Interest-              Interest-              Interest-
                    Bearing                Bearing                Bearing
                     Demand      Time       Demand      Time       Demand      Time
                    Deposits   Deposits    Deposits   Deposits    Deposits   Deposits
                   ----------  ---------  ----------  ---------  ----------  ---------
                                         (Dollars in thousands)

Average balance..     $9,031    $33,584      $9,341    $32,772      $8,268    $30,612
Average rate.....       2.95%      5.66%       3.31%      5.60%       3.18%      5.49%


     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.



                                  Balance at                          Balance at                             Balance at
                                 December 31,     %       Increase   December 31,       %        Increase   December 31,       %
                                     1997      Deposit   (Decrease)      1996       Deposits    (Decrease)      1995       Deposits
                                 ------------  --------  ----------  ------------  -----------  ----------  ------------  ---------
                                                                        (Dollars in thousands)

NOW accounts...................    $ 2,261       5.23%    $   136       $ 2,125        4.96%     $  (82)      $ 2,207        5.61%
Passbook and regular savings...      3,431       7.93        (108)        3,539        8.26        (161)        3,700        9.40
Money market deposit accounts..      2,857       6.61        (313)        3,170        7.40         523         2,647        6.73
Super NOW accounts.............        144        .33          43           101         .24          86            15        0.04
6-month Money Market...........      4,799      11.10        (389)        5,188       12.10         (64)        5,252       13.34
1 year certificates............      7,013      16.21      (1,196)        8,209       19.17       1,857         6,352       16.14
18 month IRA accounts..........      4,967      11.48         265         4,702       10.98         180         4,522       11.49
2 year certificate.............      2,566       5.93        (192)        2,758        6.44         201         2,557        6.49
30 month certificates..........      1,615       3.73        (160)        1,775        4.14        (298)        2,073        5.27
3 year certificates............      2,515       5.81        (197)        2,712        6.33         444         2,268        5.76
5 year certificates............      6,971      16.13       1,118         5,853       13.67         486         5,367       13.64
Other..........................      4,114       9.51%      1,414         2,700        6.31         304         2,396        6.09
                                   -------     ------     -------       -------      ------      ------       -------      ------
     Total.....................    $43,253     100.00%    $   421       $42,832      100.00%     $3,476       $39,356      100.00%
                                   =======     ======     =======       =======      ======      ======       =======      ======

     The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                              At December 31,
                          ----------------------
                           1997           1996
                          -------        -------
                               (In thousands)
2.01 - 4.00%............  $    --        $    --
4.01 - 6.00%............   28,419         28,669
6.01 - 8.00%............    6,142          5,228
8.01 - 10.00%...........       --             --
                          -------        -------
                          $34,561        $33,897
                          =======        =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                        Amount Due
                     ------------------------------------------------
                     Less Than                        After
Rate                 One Year  1-2 Years  2-3 Years  3 Years   Total
----                 --------  ---------  ---------  -------  -------
                                      (In thousands)

4.01 -  6.00%......   $19,956     $5,497     $1,764  $ 1,202  $28,419
6.01 -  8.00%......     2,111        957      1,388    1,686    6,142
                      -------     ------     ------  -------  -------
                      $22,067     $6,454     $3,152  $ 2,888  $34,561
                      =======     ======     ======  =======  =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                   Certificates
Maturity Period                     of Deposits
---------------                    ------------
                                  (In thousands)

Three months or less............       $2,296
Over three through six months...          678
Over six through twelve months..        2,519
Over twelve months..............        3,942
                                       ------
 Total..........................       $9,435
                                       ======

     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                          Year Ended December 31,
                                                          -----------------------
                                                             1997          1996
                                                           -------        -------
                                                                (In thousands)
Deposits..............................................     $47,340        $39,435
Withdrawals...........................................      48,424         37,427
                                                           -------        -------
    Net increase (decrease) before interest credited..      (1,084)         2,008
Interest credited.....................................       1,505          1,469
                                                           -------        -------
    Net increase (decrease) in savings deposits.......     $   421        $ 3,477
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


                                                            At or For the
                                                        Year Ended December 31,
                                                  -----------------------------------
                                                   1997           1996          1995
                                                  -------        -------       ------
                                                          (Dollars in thousands)

Amounts outstanding at end of period:
 FHLB advances (1).............................   $5,213         $1,252        $ 288
                                                  ======         ======        =====
 Weighted average rate paid....................     6.90%          5.77%        6.85%


                                                            At or For the
                                                        Year Ended December 31,
                                                  -----------------------------------
                                                   1997           1996          1995
                                                  -------        -------       ------
                                                          (Dollars in thousands)

Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances...............................     $5,213         $1,252         $319
                                                  ======         ======         ====



                                                            At or For the
                                                        Year Ended December 31,
                                                  -----------------------------------
                                                   1997           1996          1995
                                                  -------        -------       ------
                                                          (Dollars in thousands)

Approximate average borrowings outstanding
 with respect to:
 FHLB advances...............................     2,898          $ 352          $304
                                                  ======         =====         =====
 Approximate weighted average rate paid......      5.28%          5.11%         6.85%

-------------------------

(1) The Bank makes monthly principal and interest payments of $4,540 with the principal being amortized through the year 2002 on one note, which had a balance of $213,782 at December 31, 1997. The other four notes totaling $5,000,000 mature in January, February and March of 1998.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1997 Central Kentucky Federal was authorized to invest up to approximately $1.3 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank; may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $15,000 at December 31, 1997. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve"), pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

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

EMPLOYEES

     As of December 31, 1997, Central Kentucky Federal had nine full-time employees, none of whom was represented by a collective bargaining agreement. Central Kentucky Federal believes that it enjoys good relations with its personnel.

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

     LIQUIDITY REQUIREMENTS. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceeding calendar quarter or on an average daily basis during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for December 31, 1997 was 9.34%.

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

     In order to satisfy, the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1997, the Bank was in compliance with the QTL Test.

     DIVIDEND LIMITATIONS. Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded regulatory requirements at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements (a "Tier 2 Association") is permitted after notice to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "-- Prompt Corrective Regulatory Action."

     The OTS has proposed amendments to its capital distribution regulations which would conform OTS regulations to the existing requirements of other banking agencies, as well as simplify the existing OTS regulations. These proposed rules would eliminate the requirement of notifying the OTS when cash dividends of a certain amount will be paid for institutions that will remain at least adequately capitalized. However, applications for capital distributions will be required for all distributions over a specified amount. Notices will still be required for distributions that would "reduce the amount of or retire common or preferred stock, or debt instruments included in the capital.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See " -- Taxation."

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, a savings institution must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights and purchased credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to a percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or holding companies therefor. At December 31, 1997, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of subsidiaries in which the savings institution holds a minority interest (and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital), as well as a pro-rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1997, the Bank's adjusted total assets for purposes of core and tangible capital requirements were $62.5 million.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances.

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 1997, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one-to-four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

     For information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 1997, see Note 9 of Notes to Consolidated Financial Statements.

     The risk-based capital requirements of the OTS also require that savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on the Bank's risk based capital at December 31, 1997.

     The table below presents the Bank's capital position at December 31, 1997, relative to its various minimum regulatory capital requirements.

                                                   At December 31, 1997
                                                --------------------------
                                                                Percent of
                                                Amount          Assets (1)
                                                ------          ----------
                                                   (Dollars in thousands)

       Tangible Capital................         $12,245           19.47%
       Tangible Capital Requirement....             938            1.50
                                                -------           -----
         Excess........................         $11,307           17.97%
                                                =======           =====

       Core Capital....................         $12,245           19.47%
       Core Capital Requirement........           1,875            3.00
                                                -------           -----
         Excess........................         $10,370           16.47%
                                                =======           =====

       Risk-Based Capital..............         $12,370           34.12%
       Risk-Based Capital Requirement..           2,900            8.00
                                                -------           -----
         Excess........................         $ 9,470           26.12%
                                                =======           =====

-------------------------

(1) Based upon adjusted total assets of $62.5 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $36.2 million for purposes of the risk-based capital requirements.


          In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, concentration of credit risk and certain risks arising from non-traditional activity. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

     The table below presents the Bank's capital position at December 31, 1997, relative to its various minimum regulatory capital requirements under the prompt corrective action regulations.

                                                       At December 31, 1997
                                                     -------------------------
                                                                    Percent of
                                                     Amount         Assets (1)
                                                     ------         ----------
                                                       (Dollars in thousands)

       Tangible Equity.........................      $12,245          19.47%
       Tangible Equity Requirement.............        1,250            2.0
                                                     -------          -----
         Excess................................      $10,995          17.47%
                                                     =======          =====

       Tier 1 or Leverage Capital..............      $12,245          19.47%
       Tier 1 or Leverage Capital Requirement..        2,500            4.0
                                                     -------          -----
         Excess................................      $ 9,745          15.47%
                                                     =======          =====

       Tier 1 Risk-Based Capital...............      $12,370          34.12%
       Tier 1 Risk-Based Capital Requirement...        1,450            4.0
                                                     -------          -----
         Excess................................      $10,920          30.12%
                                                     =======         ======

       Risk-Based Capital......................      $12,370          34.12%
       Risk-Based Capital Requirement..........        2,900            8.0
                                                     -------          -----
         Excess................................      $ 9,470          26.12%
                                                     =======          =====

-------------------------

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

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the highest risk assessment classification will be assessed at the rate of .027% of insured deposits. Until December 31, 1999, however, all SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established will be to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required on the first $4.7 million of transaction accounts maintained; reserves of 3% are required on the next $47.8 million of transaction accounts and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     ALTERATION OF FINANCIAL SERVICES INDUSTRY. On May 21, 1997, the Clinton Administration announced a plan to modernize the financial services industry. The proposal, among other things, addresses the ongoing debate concerning mixing banking and commerce, elimination of the savings association charter and the merger of the SAIF and BIF. Under the proposal, companies that own banks (bank holding companies) and meet certain qualifications would -- subject to certain safeguards -- be permitted to engage in any financial activity, including the full range of securities activities, insurance activities, investment advisory activities and mutual fund sponsorship and merchant banking. Likewise, financial companies could own banks.

     Regarding financial activities of insured depository institutions and their subsidiaries, the proposal provides that national banks (and state banks to the extent permitted by state law) would be authorized, subject to certain safeguards, to conduct any financial activity through subsidiaries (except that national bank subsidiaries would not be authorized to engage in real estate development). National banks would be permitted to engage in the full scope of activities that have previously been permissible for national banks or federally chartered savings associations (except engaging in the real estate development). Moreover, national banks (and state banks to the extent permitted by state law) would be permitted to act as general agents for the sale of insurance, but would be prohibited from engaging directly in insurance underwriting other than what is currently permissible (for instance, credit-related insurance).
Additionally, national banks (and state banks to the extent permitted by state law) would be permitted to underwrite and deal in municipal revenue bonds in addition to other securities activities currently permissible in the bank.

     The Clinton Administration's proposal also addressed affiliations between banking organizations and non-financial companies. The proposal recommended two alternative approaches -- the "basket" approach and the "financial-only" approach. Under the basket approach, bank holding companies that derive some significant percentage (as specified by the U.S. Congress) of their gross revenues in the U.S. from financial activities could derive the remainder of their revenues from non-financial activities. In addition to the basket limitation, the proposal suggested prohibiting any affiliation between a bank holding company and a non-financial firm having assets in excess of a specified amount (calculated to be approximately the 1,000 largest non-financial companies). Moreover, banks would be prohibited from extending any credit to, or for the benefit of, any non-financial affiliate.

     Under the basket approach, the federal savings association charter would be eliminated after two years (thereby requiring all federal thrifts to convert to bank charters), and existing unitary thrift holding companies (which presently have no activity restrictions) would be given a grandfather exemption from the "basket" test (terminable upon a change of control). All remaining state-chartered thrifts would be treated as banks for federal bank regulatory purposes. The OTS and the OCC would be merged at the end of the two-year-conversion period and the SAIF and BIF would be merged. The Federal Reserve Board, however, would continue to approve the formation of, and to supervise and regulate all bank holding companies.

     Under the financial-only approach, bank holding companies would not be permitted to engage in any non-financial activities. But the existing federal savings association charter would be preserved, and thrift holding companies would retain their current authority to engage in any lawful activity. Furthermore, the OTS and OCC would be kept in tact, but the SAIF and BIF would be merged.

     The Administration's proposal also sets forth capital protections and other safeguards associated with the new activities contemplated for banks. In order for a bank holding company or a subsidiary of a bank to engage as a principal in activities not permissible for a national bank to engage in directly, the bank would have to remain "well capitalized" -- that is, to be in the highest regulatory capital category, with regulatory capital exceeding normal requirements -- and it would have to deduct from its regulatory capital the entire amount of its equity investment in a subsidiary engaged in such activities. The Bank also would have to be well-managed.

     On June 20, 1997, the House Committee on Banking and Financial Services of the U.S. House of Representatives passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1997," by a vote of 28 to 26. Like the proposal announced by the Clinton Administration on May 2, 1997, H.R. 10 is a sweeping proposal for financial modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. The Act also provides that subsidiaries of national banks may engage in financial activities not allowed in the bank itself (except real estate investment and development, merchant banking and insurance underwriting), but only if the bank and all of its depository institutions are well capitalized and well managed and have achieved a "satisfactory" rating under the Community Reinvestment Act.

     Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliated would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also would provide that insurance affiliates be subject to applicable state insurance regulations and supervision.

     With respect to the thrift industry, H.R. 10 would eliminate the federal savings association charter by requiring all federal thrifts to convert to national banks, state-chartered savings associations or state-chartered banks within two years after the date of the Act's adoption. State-chartered savings associations would be treated as commercial banks for purposes of federal banking law. After conversion, the new institution would be permitted to retain its existing investments, affiliations and branches. In addition, the Act would merge the OTS with the OCC, and merge the SAIF and BIF. Unitary savings and loan holding companies could maintain their affiliations with nonfinancial enterprises and engage in all currently permissible activities.

     The U.S. Congress has been considering the Administration's proposal, as well as proposals offered by others, in recent months. H.R. 10, specifically, is being considered by the Commerce Committee of the House of Representatives, but a vote on the bill has been indefinitely postponed. It is unknown whether legislation will be enacted that alters the financial services industry, or if enacted, what form such legislation might take.

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

     OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code, to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

     Beginning with the first taxable year beginning after December 31, 1995 (fiscal 1996 for the Bank), savings institutions, such as the Bank, have been treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank has provided deferred taxes on its post-1987 additions to the bad debt reserve and, as a result, the recapture of the Bank's post-1987 reserves did not have a material adverse effect on the Bank's operations.

     Accumulated tax bad debt reserves prior to January 1, 1988 were not required to be recaptured. These tax bad debt reserves for the Bank total approximately $1.5 million and are subject to being taxed at a later date under certain circumstances such as the Bank converting to a type of institution that is not considered a bank for tax purposes. See Note 10 of Notes to Consolidated Financial Statements.

     The Company's and the Bank's corporate federal income tax returns have not been audited in the last five years.

     STATE INCOME TAXATION. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended December 31, 1997, the amount of such expense for the Bank was $53,000.


ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's sole office at December 31, 1997.


                         Year   Owned or  Square
                        Opened   Leased   Footage  Net Book Value
                        ------  --------  -------  --------------

340 West Main Street
Danville, Kentucky      1968     Owned     5,832      $548,923

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated financial statements contained on pages 17 through 46 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 8 hereof:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 1997

     Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 1997

     Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1997

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

                                          Page in
                                        Sequentially
             No.                          Exhibits                         Numbered Copy

     3.1           Certificate of Incorporation of CKF Bancorp, Inc.               *
     3.2           Bylaws of CKF Bancorp, Inc.                                     *
     10.1          CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan          **
     10.2    (a)   Severance Agreements between Central Kentucky Federal           **
                   Savings Bank and Thomas R. Poland and Ann L. Hooks
             (b)   Severance Agreements between CKF Bancorp, Inc. and              **
                   Thomas R. Poland and Ann L. Hooks
     10.3    (a)   Employment Agreement between Central Kentucky                   **
                   Federal Savings Bank and John H. Stigall
             (b)   Employment Agreement between CKF Bancorp, Inc.                  **
                   and John H. Stigall
     10.4          CKF Bancorp, Inc. Employee Recognition Plan                     **
     13            1997 Annual Report to Stockholders
     21            Subsidiaries of the Registrant
     23            Consent of Accountants
     27            Financial Data Schedule

-------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).



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

                                 CKF BANCORP, INC.


March 17, 1998                   By: /s/ John H. Stigall
                                     -------------------------------------
                                     John H. Stigall
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John H. Stigall                                March 17, 1998
-------------------------------------------------
John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ann L. Hooks                                   March 17, 1998
-------------------------------------------------
Ann L. Hooks
Vice President and Treasurer
(Principal Financial Officer and
  Principal Accounting Officer)

/s/ Jack L. Bosley, Jr.                            March 17, 1998
-------------------------------------------------
Jack L. Bosley, Jr.
(Director)

/s/ W. Irvine Fox, Jr.                             March 17, 1998
-------------------------------------------------
W. Irvine Fox, Jr.
(Director)

/s/ J. T. Goggans                                  March 17, 1998
-------------------------------------------------
J. T. Goggans
(Director)

/s/ W. Banks Hudson, III                           March 17, 1998
-------------------------------------------------
W. Banks Hudson, III
(Director)

/s/ Yvonne Y. Morley                               March 17, 1998
-------------------------------------------------
Yvonne Y. Morley
(Director)

/s/ Warren O. Nash                                 March 17, 1998
-------------------------------------------------
Warren O. Nash
(Director)

/s/ Thomas R. Poland                               March 17, 1998
-------------------------------------------------
Thomas R. Poland

Vice President and Secretary
(Director)