Form 10-Q
period 1998-03-31
CKF BANCORP INC
filed 1998-05-13
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                  --------------------------------------------

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.


                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26570


                               CKF Bancorp, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                61-1267810
------------------------------                             ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

340 West Main Street, Danville, Kentucky                            40422
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:        (606) 236-4181
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
Yes  X      No
   -----      -----

As of May 7, 1998, 917,555 shares of the registrant's common stock were issued and outstanding.

Page 1 of 14 Pages                                    Exhibit Index at Page N/A
                                                                           -----

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
             December 31, 1997 ...................................................... 3

         Consolidated Statements of Income for the Three-Month Periods Ended
             March 31, 1998 and 1997 (unaudited) .................................... 4

         Consolidated Statement of Changes in Stockholders' Equity for the
             Three Month Period Ended March 31, 1998 ................................ 5

         Consolidated Statements of Cash Flows for the Three-Month Periods Ended
             March 31, 1998 and 1997 (unaudited) .................................... 6

         Notes to Consolidated Financial Statements ................................. 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .................................................. 9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................13
Item 2.  Changes in Securities ......................................................13
Item 3.  Defaults Upon Senior Securities ............................................13
Item 4.  Submission of Matters to a Vote of Security Holders ........................13
Item 5.  Other Information ..........................................................13
Item 6.  Exhibits and Reports on Form 8-K ...........................................13


SIGNATURES

                        CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                               -----------------


                                                       As of          As of
                                                     March 31,    December 31,
                                                        1998          1997
                                                    ------------  -------------
ASSETS

Cash and due from banks                             $   102,099    $   134,032
Interest bearing deposits                             2,075,546      3,139,525
Investment securities:
 Securities available-for-sale                          625,416        551,892
 Securities held-to-maturity                          2,121,549      2,152,020
Loans receivable, net                                56,593,088     55,894,811
Foreclosed real estate                                   53,631
Accrued interest receivable                             434,784        430,290
Office property and equipment, net                      553,003        548,923
Other assets                                              8,011         13,854
                                                    -----------    -----------

  Total assets                                      $62,567,127    $62,865,347
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                            $45,216,731    $43,253,068
Deferred income taxes                                   338,811        313,814
Advance from Federal Home Loan Bank                   3,180,700      5,213,782
Advance payment by borrowers for taxes and
 insurance                                               58,137         30,188
Other liabilities                                       424,039        291,792
                                                    -----------    -----------

  Total liabilities                                  49,218,418     49,102,644
                                                    -----------    -----------

Stockholders' equity:
Common stock, $.01 par value, 4,000,000 shares
 authorized; 1,000,000 shares issued                     10,000         10,000
Additional paid-in capital                            9,593,563      9,638,682
Retained earnings, substantially restricted           7,014,884      7,004,137
Treasury stock, 82,445 and 50,000 shares,
 respectively, at cost                               (1,620,264)      (986,388)
Stock Option Trust, 74,200 and 83,000 shares,
 respectively, at cost                               (1,445,633)    (1,619,433)
Accumulated other comprehensive income                  404,243        355,717
Unearned Employee Stock Ownership Plan (ESOP)
 shares                                                (608,084)      (640,012)
                                                    -----------    -----------

  Total shareholder's equity                         13,348,709     13,762,703
                                                    -----------    -----------

  Total liabilities and shareholders' equity        $62,567,127    $62,865,347
                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               -----------------



                                                     For the Three-Month Periods
                                                            Ended March 31
                                                     ---------------------------
                                                          1998           1997
                                                     ---------------  ----------
Interest income:
 Interest on loans                                        $1,112,986  $1,051,564
 Interest and dividends on investments                        34,227      44,382
 Other interest income                                        22,373      17,372
                                                          ----------  ----------
   Total interest income                                   1,169,586   1,113,318
                                                          ----------  ----------

Interest expense:
 Interest on deposits                                        567,855     537,829
 Other interest                                               48,486      25,606
                                                          ----------  ----------
   Total interest expense                                    616,341     563,435
                                                          ----------  ----------

Net interest income                                          553,245     549,883
 Provision for loan losses                                     6,000
                                                          ----------  ----------
   Net interest income after provision for loan
    losses                                                   547,245     549,883
                                                          ----------  ----------

Non-interest income:
 Loan and other service fees                                  18,339      13,942
 Other, net                                                      540         611
                                                          ----------  ----------
   Total non-interest income                                  18,879      14,553
                                                          ----------  ----------

Non-interest expense:
 Compensation and benefits                                   141,214     144,228
 Federal insurance premium                                     6,717       8,850
 Legal                                                         5,816       4,052
 State franchise tax                                          13,231      12,274
 Occupancy expense, net                                        9,408      12,353
 Data processing                                              13,632      10,948
 Loss on foreclosed real estate                                           41,800
 Other operating expenses                                     55,708      53,862
                                                          ----------  ----------
   Total non-interest expense                                245,726     288,367
                                                          ----------  ----------

Income before income tax expense                             320,398     276,069
Provision for income taxes                                   108,627      93,864
                                                          ----------  ----------

Net income                                                $  211,771  $  182,205
                                                          ==========  ==========

Earnings per common share                                        .27         .21
                                                          ==========  ==========

Earnings per common share-assuming dilution                      .26         .21
                                                          ==========  ==========


          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                for the three month period ended March 31, 1998

                              ------------------


                                                                                                          Accumulated
                                                                           Additional                        Other
                                                            Common          Paid-in        Retained      Comprehensive
                                                            Stock           Capital        Earnings          Income
                                                        -------------   ---------------  ------------   ---------------
Balance, December 31, 1997                              $      10,000   $     9,638,682  $  7,004,138   $       355,717

Comprehensive income:
  Net income                                                                                  211,771
  Other comprehensive income, net of tax
    unrealized gains on securities                                                                               48,526

Total comprehensive income

Dividend declared                                                                            (201,025)

ESOP shares earned                                                               13,181

Purchase of common stock, 32,445 shares

Shares issued upon exercise of options                                          (58,300)
                                                        -------------   ---------------  ------------   ---------------
Balance, March 31, 1998                                 $      10,000   $     9,593,563  $  7,014,884   $       404,243
                                                        =============   ===============  ============   ===============



                                                                              Stock        Unearned          Total
                                                          Treasury            Option         ESOP         Stockholders'
                                                            Stock             Trust         Shares           Equity
                                                        -------------   ---------------  ------------   ---------------
Balance, December 31, 1997                              $    (986,388)  $    (1,619,433) $   (640,012)  $    13,762,704
                                                                                                        ---------------

Comprehensive income:
  Net income                                                                                                    211,771
  Other comprehensive income, net of tax
    unrealized gains on securities                                                                               48,526
                                                                                                        ---------------

Total comprehensive income                                                                                      260,297

Dividend declared                                                                                              (201,025)

ESOP shares earned                                                                             31,928            45,109

Purchase of common stock, 32,445 shares                      (633,876)                                         (633,876)

Shares issued upon exercise of options                                          173,800                         115,500
                                                        -------------   ---------------  ------------   ---------------
Balance, March 31, 1998                                 $  (1,620,264)  $    (1,445,633) $   (608,084)  $    13,348,709
                                                        =============   ===============  ============   ===============

       The accompanying notes are an integral part of the consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             ---------------------



                                                   For the Three-Month Periods
                                                          Ended March 31
                                                 -------------------------------
                                                          1998            1997
                                                 -----------------   -----------
Cash flows from operating activities:
 Net income                                            $   211,771   $   182,205
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                  6,000
  Provision for losses on foreclosed real estate                          41,800
  Amortization of loan fees                                 (5,371)       (2,190)
  ESOP benefit expense                                      25,895        24,817
  Provision for depreciation                                 6,870         6,713
  FHLB stock dividend                                       (9,200)       (8,300)
  Amortization of investment premium                           859           796
 Change in:
  Interest receivable                                       (4,494)      (47,306)
  Other liabilities and federal income taxes payable       135,247        (4,277)
  Prepaid expense                                            5,842          (861)
  Interest payable                                          (2,999)        5,068
                                                       -----------   -----------
      Net cash provided by operating activities            370,420       198,465
                                                       -----------   -----------

Cash flows from investing activities:
 Loan originations and principal payment on
 loans, net                                               (752,536)     (851,384)
 Purchase of office equipment                              (10,950)
 Principle repayment on mortgage back securities            38,812        15,063
                                                       -----------   -----------
      Net cash (used) by investing activities             (724,674)     (836,321)
                                                       -----------   -----------

Cash flows from financing activities:
 Net increase (decrease) in demand deposits, NOW
  accounts and savings accounts                            722,992       305,309
 Net increase (decrease) in certificates of deposit      1,240,672      (284,814)
 Net increase (decrease) in custodial accounts              27,949        32,924
 Proceeds from FHLB advances                                           1,000,000
 Payments on FHLB advances                              (2,033,082)       (9,355)
 Dividends paid                                           (201,024)   (1,046,689)
 Purchase of common stock                                 (633,876)       (1,825)
 Additional principal payment on ESOP loan                  19,211
 Proceeds from exercise of stock option                    115,500
                                                       -----------   -----------
      Net cash provided (used) by financing activities    (741,658)       (4,450)
                                                       -----------   -----------

Increase (decrease) in cash and cash equivalents        (1,095,912)     (642,306)
Cash and cash equivalents, beginning of period           3,273,557     2,219,592
                                                       -----------   -----------
Cash and cash equivalents, end of period               $ 2,177,645   $ 1,577,286
                                                       ===========   ===========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                            $    13,219   $   119,708
                                                       ===========   ===========
 Cash paid for interest                                $   613,342   $   558,367
                                                       ===========   ===========

         See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     CKF Bancorp, Inc. (the "Company") was formed in August 1994 at the direction of Central Kentucky Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from mutual to stock form (the "Conversion"). Since the Conversion, the Company's primary assets have been the outstanding capital stock of the Bank, cash on deposit with the Bank, and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and its sole business is that of the Bank. Accordingly, the consolidated financial statements and discussions herein include both the Company and the Bank. On December 29, 1994, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company. In conjunction with the Conversion, the Company issued 1,000,000 shares of its common stock to the public.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

2.   Earnings Per Share

     Earnings per share for the three month periods ended March 31, 1998 and 1997 amounted to $0.27 and $0.21 per share, respectively, based on weighted average common stock shares outstanding of 792,309 and 858,319, respectively. Earnings per common share, assuming dilution for common stock equivalents for the three month periods ended March 31, 1998 and 1997 amounted to $0.26 and $0.21 per common share, based on weighted average common shares outstanding after dilutive effect of 818,652 and 883,426, respectively.

3.   Regulatory Capital

     At March 31, 1998, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at March 31, 1998 to its regulatory capital requirements.

                                                          Regulatory Capital
                                                       ------------------------
                                                          Core      Risk-Based
                                                         Capital      Capital
                                                       -----------  -----------
                                                            (In thousands)
   Stockholder equity                                     $10,848    $  10,848
     Net unrealized appreciation on
      investment securities available-for-sale               (404)        (404)
     General allowance for loan losses                          -          130
                                                          -------    ---------
     Regulatory capital                                    10,444       10,574
     Minimum capital requirement                            2,478        2,921
                                                          -------    ---------
     Excess regulatory capital                            $ 7,966    $   7,653
                                                          =======    =========

     Minimum capital requirement as a
      percentage of assets                                    4.0%         8.0%
     Regulatory capital in excess of minimum
      capital requirements as a percentage of assets         16.9%        29.0%/1/


------------------------------------

/1/Based on risk weighted assets.

4.   Dividends

     A cash dividend of $0.25 per share was paid on February 10, 1998 to stockholders of record as of January 28, 1998. The total dividends paid by the Company for the quarter ended March 31, 1998 amounted to $201,024.

5.   Common Stock

     During March 1998, options to acquire 8,800 shares at $13.125 per share were exercised with the Company receiving total proceeds of $115,500. In addition, the Company purchased 32,445 shares of treasury stock at a cost of $633,876 during the three months ended March 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets decreased approximately $298,000, or .5%, from $62.9 million at December 31, 1997 to $62.6 million at March 31, 1998. The net decrease in assets includes a $698,000, or 1.3%, increase in net loans receivable, a $54,000 increase in foreclosed real estate plus a $43,000, or 1.6% increase in investment securities offset by a $1.1 million, or 33.5%, decrease in cash and interest bearing deposits.

The Company's aggregate investment securities portfolio increased $43,000, or 1.6%, to $2.7 million at March 31, 1998. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $73,000 due solely to the increase in the market value of such securities. Securities held-to-maturity decreased $30,000 due to principle repayments offset by premium amortization.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 1998, the Company included net unrealized gains of approximately $404,000 in stockholders' equity. At December 31, 1997, the Company included net unrealized gains of approximately $356,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $698,000, or 1.3%, from $55.9 million at December 31, 1997 to $56.6 million at March 31, 1998 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $2.0 million, or 4.5%, to $45.2 million at March 31, 1998. This increase reflects the Company's competitively priced product line within the local market area.


Results of Operations for the Three Months Ended March 31, 1997 and 1996

Net Income

Net income for the three months ended March 31, 1998 was $212,000 compared to $182,000 for the corresponding period in 1997, an increase of $30,000, or 16.2%. The increase resulted primarily from decreases in non-interest expense of $42,000 partially offset by increases in income tax expense of $15,000.

Interest Income

Interest income totaled 7.7% of average assets for the quarter ended March 31, 1998 compared to 7.6% for the quarter ended March 31, 1997. Interest income increased $56,000, or 5.1%, to $1.2 million for the quarter ended March 31, 1998 from $1.1 million for the quarter ended March 31, 1997. The increase was due to an increase in the effective rate earned on interest-bearing assets to 7.7% for the quarter ended March 31, 1998 as compared to 7.6% for the quarter ended March 31, 1997, plus an increase in the average earning assets of $2.1 million for the quarter ended March 31, 1998 compared to the same period in 1997.

Interest Expense

Interest expense totaled $616,000 and $563,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in interest expense of $53,000 or 9.4%, for the three months ended March 31, 1998 as compared to the same period for 1997 was due to an increase in average interest rates paid on deposits from 4.9% to 5.1%, plus an increase of $2.3 million in interest bearing liabilities for the quarter ended March 31, 1998 compared to the same period in 1997.

Provision for Loan Losses

The Bank established a provision for loan losses of $6,000 and $-0- for the three month period ended March 31, 1998 and 1997, respectively. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $19,000 and $15,000 for the three months ended March 31, 1998 and 1997, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $16,000 and $14,000 for the three months ended March 31, 1998 and 1997, respectively.

Non-interest Expense

Non-interest expense totaled $246,000 and $288,000 for the three months ended March 31, 1998 and 1997, respectively, a decrease of $42,000, or 14.8%, and such expense amounted to 1.6% and 1.9% of average assets for the three months ended March 31, 1998 and 1997, respectively. The decrease was primarily due to a decrease in the loss on foreclosed real estate of $42,000. The $42,000 decrease in the loss on foreclosed real estate was due to an increase in the valuation allowance established by management during the quarter ended March 31, 1997 to reflect the fair value of the real estate owned net of estimated selling expenses.

Income Taxes

The provision for income taxes for the three months ended March 31, 1998 and 1997 was $109,000 and $94,000, respectively, which, as a percentage of income before income taxes was 34% for both periods.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                      March 31,   December 31,
                                                         1998         1997
                                                      ----------  -------------
                                                       (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
 Real Estate:
  Residential                                         $            $       54
  Commercial
 Consumer                                                                  12
                                                      ----------   ----------
   Total                                              $            $       66
                                                      ==========   ==========

Accruing loans which are contractually past due 90
 days or more:
 Real Estate:
  Residential                                                256          227
  Commercial
 Consumer                                                     10
                                                      ----------   ----------
   Total                                                     266          227
                                                      ==========   ==========

Total of loans accounted for as non-accrual or as
 accruing past due 90 days or more                    $      266   $      293
                                                      ==========   ==========
Percentage of total loans                                   .47%         .52%
                                                      ==========   ==========
Other non-performing assets/2/                        $       54   $        -
                                                      ==========   ==========
Restructured loans                                    $        -   $        -
                                                      ==========   ==========

/1/Non-accrual status denotes any mortgage loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

/2/Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. Such property is carried at the lower of its fair market value or the principal balance of the related loan.

At March 31, 1998, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 1998 on the loans in the table above has been included in income.

At March 31, 1998, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first quarter of fiscal year 1998, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets.

At March 31, 1998, the Bank had outstanding commitments to originate loans totaling $1.6 million, excluding $674,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 1998 totaled $22.0 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

            b.   No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date:     May 7, 1998
                          ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer (Duly Authorized Officer)




Date:     May 7, 1998
                          ------------------------------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)