Form 10-Q
period 1998-06-30
CKF BANCORP INC
filed 1998-08-10
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  -------------------------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180


                                CKF Bancorp, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             61-1267810
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

340 West Main Street, Danville, Kentucky                            40422
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (606) 236-4181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes X     No
   ---      ---

As of August 6, 1998, 915,955 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
              December 31, 1997 ............................................   3

         Consolidated Statements of Income for the Three-Month Periods
              Ended June 30, 1998 and 1997 (unaudited) and the
              Six-Month Periods Ended June 30, 1998 and 1997
              (unaudited) ..................................................   4

         Consolidated Statement of Changes in Stockholders' Equity for the
              Six Month Period Ended June 30, 1998 (unaudited) .............   5

            Consolidated Statements of Cash Flows for the Six-Month
              Periods Ended June 30, 1998 and 1997 (unaudited) .............   6

         Notes to Consolidated Financial Statements ........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ........................................   9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   14
Item 2.  Changes in Securities ............................................   14
Item 3.  Defaults Upon Senior Securities ..................................   14
Item 4.  Submission of Matters to a Vote of Security Holders ..............   14
Item 5.  Other Information ................................................   14
Item 6.  Exhibits and Reports on Form 8-K .................................   14

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             --------------------

                                                                               As of                 As of
                                                                              June 30,            December 31,
                                                                               1998                  1997
                                                                         ---------------       ----------------
ASSETS

Cash and due from banks                                                  $       334,506       $       134,032
Interest bearing deposits                                                      3,089,671             3,139,525
Investment securities:
   Securities available-for-sale                                                 620,400               551,892
   Securities held-to-maturity                                                 1,596,042             2,152,020
Loans receivable, net                                                         56,084,891            55,894,811
Accrued interest receivable                                                      424,338               430,290
Office property and equipment, net                                               563,915               548,923
Other assets                                                                      45,133                13,854
                                                                         ---------------       ---------------

     Total assets                                                        $    62,758,896       $    62,865,347
                                                                         ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                 $    46,290,079       $    43,253,068
Deferred income taxes                                                            337,106               313,814
Advance from Federal Home Loan Bank                                            2,171,181             5,213,782
Advance payment by borrowers for taxes and insurance                              88,161                30,188
Other liabilities                                                                336,857               291,792
                                                                         ---------------       ---------------

     Total liabilities                                                        49,223,384            49,102,644
                                                                         ---------------       ---------------

Stockholders' equity:
Common stock, $.01 par value, 4,000,000 shares authorized;
   1,000,000 shares issued                                                        10,000                10,000
Additional paid-in capital                                                     9,595,534             9,638,682
Retained earnings, substantially restricted                                    7,190,089             7,004,137
Treasury stock, 84,045 and 50,000 shares, respectively, at cost               (1,651,464)             (986,388)
Stock Option Trust, 72,600 and 83,000 shares, respectively, at cost           (1,414,433)           (1,619,433)
Accumulated other comprehensive income                                           400,932               355,717
Unearned Employee Stock Ownership Plan (ESOP) shares                            (595,146)             (640,012)
                                                                         ---------------       ---------------

     Total shareholder's equity                                               13,535,512            13,762,703
                                                                         ---------------       ---------------

     Total liabilities and shareholders' equity                          $    62,758,896       $    62,865,347
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                            ----------------------

                                               For the Three-Month Periods         For the Six-Month Periods
                                                     Ended June 30,                      Ended June 30,
                                            -------------------------------     ------------------------------
                                                 1998              1997             1998              1997
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans ...................      $1,093,666         $1,103,365       2,206,652      $2,154,929
   Interest and dividends on investments          31,956             37,488          66,183          81,870
   Other interest income ...............          28,466             13,639          50,839          31,011
                                              ----------         ----------      ----------      ----------
     Total interest income .............       1,154,088          1,154,492       2,323,674       2,267,810
                                              ----------         ----------      ----------      ----------

Interest expense:
   Interest on deposits ................         595,988            541,838       1,163,843       1,079,667
   Other interest expense ..............          36,074             38,552          84,560          64,158
                                              ----------         ----------      ----------      ----------
     Total interest expense ............         632,062            580,390       1,248,403       1,143,825
                                              ----------         ----------      ----------      ----------

Net interest income ....................         522,026            574,102       1,075,271       1,123,985
Provision for loan losses ..............           6,000              6,000          12,000           6,000
                                              ----------         ----------      ----------      ----------
     Net interest income after
     provision for loan losses .........         516,026            568,102       1,063,271       1,117,985
                                              ----------         ----------      ----------      ----------

Non-interest income:
   Loan and other service fees .........          20,045             14,000          38,384          27,942
   Gain on sale of investments .........                            420,575                         420,575
   Other, net ..........................           1,220                716           1,760           1,327
                                              ----------         ----------      ----------      ----------
     Total non-interest income .........          21,265            435,291          40,144         449,844
                                              ----------         ----------      ----------      ----------

Non-interest expense:
   Compensation and benefits ...........         132,002            137,210         273,216         281,438
   Federal insurance premium ...........           6,827              8,850          13,544          17,700
   State franchise tax .................          20,645             12,273          26,461          24,547
   Occupancy expenses, net .............           6,411             10,592          19,642          22,945
   Data processing expenses ............          19,449             13,051          28,857          23,999
   Legal fees ..........................          11,761              9,167          25,393          13,219
   Loss on real estate owned ...........           5,004                 13           5,004          41,813
   Other operating expenses ............          68,374             61,212         124,082         115,074
                                              ----------         ----------      ----------      ----------
     Total non-interest expense ........         270,473            252,368         516,199         540,735
                                              ----------         ----------      ----------      ----------

Income before income tax expense .......         266,818            751,025         587,216       1,027,094

Provision for income taxes .............          91,613            255,348         200,240         349,212
                                              ----------         ----------      ----------      ----------

Net income .............................      $  175,205         $  495,677      $  386,976      $  677,882
                                              ==========         ==========      ==========      ==========

Earnings per common share ..............      $      .22         $      .58      $      .49      $      .79
                                              ==========         ==========      ==========      ==========

Earnings per common share
   -assuming dilution ..................      $      .22         $      .56      $      .48      $      .77
                                              ==========         ==========      ==========      ==========

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 for the six month period ended June 30, 1998
                                  (unaudited)

                                                                     Accumulated
                                           Additional                   Other                    Stock       Unearned     Total
                                  Common    Paid-in     Retained   Comprehensive   Treasury      Option        ESOP    Stockholders'
                                   Stock    Capital     Earnings       Income        Stock       Trust        Shares      Equity
                                --------- -----------  ----------  ------------- -----------  ------------  ---------- ------------
Balance, December 31, 1997      $  10,000 $ 9,638,682  $7,004,138   $   355,717  $ (986,388)  $(1,619,433)  $ (640,012) $13,762,704
                                                                                                                        -----------
Comprehensive income:
   Net income                                             386,976                                                           386,976
   Other comprehensive income,
     net of tax unrealized
     gains on securities                                                 45,215                                              45,215
                                                                                                                        -----------
Total comprehensive income                                                                                                  432,191

Dividend declared                                        (201,025)                                                         (201,025)


ESOP shares earned                             25,352                                                           44,866       70,218

Purchase of common stock,
   34,045 shares                                                                   (665,076)                               (665,076)


Shares issued upon exercise
   of options                                 (68,500)                                            205,000                   136,500
                                --------- -----------  ----------  ------------- -----------  ------------  ----------  -----------

 Balance, June 30, 1998          $  10,000 $ 9,595,534  $7,190,089   $   400,932  $(1,651,464) $ (1,414,433) $ (595,146) $13,535,512
                                 ========= ===========  ==========  ============= ===========  ============  ==========  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                         -----------------------------

                                                                       For the Six-Month Periods
                                                                             Ended June 30
                                                                      --------------------------
                                                                          1998           1997
                                                                      -----------    -----------
Cash flows from operating activities:
   Net income                                                         $   386,976    $   677,882
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                            12,000          6,000
      Loss on real estate owned                                             5,004         41,813
      Amortization of loan fees                                            (7,539)        (4,655)
      ESOP benefit expense                                                 51,005         50,531
      Realized gain on sale of investment                                               (420,575)
      Provision for depreciation                                           13,740         13,125
      FHLB stock dividend                                                 (18,700)       (17,100)
      Amortization of investment premium                                    1,645          1,546
   Change in:
      Interest receivable                                                   5,952        (46,422)
      Other liabilities and federal income taxes payable                   47,271        (12,835)
      Prepaid expense                                                     (31,279)       (38,258)
      Interest payable                                                     (2,207)        14,593
                                                                      -----------    -----------
          Net cash provided by operating activities                       463,868        265,645
                                                                      -----------    -----------
Cash flows from investing activities:
   Loan originations and principal payment on loans, net                 (233,169)    (1,927,805)
   Purchase of office equipment                                           (28,733)       (37,743)
   Proceeds from sale of real estate owned                                 33,627
   Matured held-to-maturity securities                                    500,000        500,000
   Proceeds from sale of securities available-for-sale                                   433,500
   Principle repayment on mortgage-backed securities                       73,033         34,936
                                                                      -----------    -----------
          Net cash provided (used) by investing activities                344,758       (997,112)
                                                                      -----------    -----------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                              1,059,638         87,952
   Net increase (decrease) in certificates of deposit                   1,977,373       (706,819)
   Net increase (decrease) in custodial accounts                           57,973         64,349
   Proceeds from FHLB advances                                                         2,000,000
   Payments on FHLB advances                                           (3,042,601)       (18,871)
   Dividends paid                                                        (201,024)    (1,046,689)
   Purchase of common stock                                              (665,076)       (38,350)
   Additional principal payment on ESOP loan                               19,211
   Proceeds from exercise of stock option                                 136,500
                                                                      -----------    -----------
          Net cash provided by financing activities                      (658,006)       341,572
                                                                      -----------    -----------
Increase (decrease) in cash and cash equivalents                          150,620       (389,895)
Cash and cash equivalents, beginning of period                          3,273,557      2,219,592
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $ 3,424,177    $ 1,829,697
                                                                      ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                         $   187,219    $   389,708
                                                                      ===========    ===========
   Cash paid for interest                                             $ 1,250,610    $ 1,129,232
                                                                      ===========    ===========

Mortgage loans originated to finance sale of foreclosed real estate   $    15,000
                                                                      ===========

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

2.   Earnings Per Share

     Earnings per common share for the three month periods ended June 30, 1998 and 1997 amounted to $0.22 and $0.58 per share, respectively, based on weighted average common stock shares outstanding of 781,774 and 857,719 shares respectively. Earnings per common share, assuming dilution for common stock equivalents for the three month periods ended June 30, 1998 and 1997 amounted to $0.22 and $0.56 per common share, based on weighted average common shares outstanding after dilutive effect of 806,086 and 885,004, respectively. Earnings per common share for the six month periods ended June 30, 1998 and 1997 amounted to $0.49 and $0.79 per share, respectively, based on weighted average common stock shares outstanding of 787,041 and 858,110, respectively. Earnings per common share, assuming dilution for common stock equivalents for the six month periods ended June 30, 1998 and 1997 amounted to $0.48 and $0.77, based on weighted average common shares outstanding after dilutive effect of 812,368 and 884,306.

3.   Regulatory Capital

     At June 30, 1998, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at June 30, 1998 to its regulatory capital requirements.

                                                                               Regulatory Capital
                                                                        ------------------------------
                                                                            Core           Risk-Based
                                                                           Capital           Capital
                                                                        -------------    -------------
                                                                                 (In thousands)
     Stockholder equity                                                 $      11,058    $      11,058
        Net unrealized appreciation on investment
            securities available-for-sale                                        (401)            (401)
        General allowance for loan losses                                           -              136
                                                                        -------------    -------------
        Regulatory capital                                                     10,657           10,793
        Minimum capital requirement                                             2,486            2,918
                                                                        -------------    -------------
        Excess regulatory capital                                       $       8,171    $       7,875
                                                                        =============    =============

        Minimum capital requirement as a percentage of assets                    4.0%             8.0%
        Regulatory capital in excess of minimum capital
            requirements as a percentage of assets                             13.02%           21.58%/1/

-----------------------------

/1/ Based on risk weighted assets.

4.   Dividends

     A cash dividend of $0.25 per share was paid on February 10, 1998 to stockholders of record as of January 28, 1998. The total dividends paid by the Company for the six month period ended June 30, 1998 amounted to $201,024.

5.   Common Stock

     During the six months ended June 30, 1998, options to acquire 10,400 shares at $13.125 per share were exercised with the Company receiving total proceeds of $136,500. In addition, the Company purchased 34,045 shares of treasury stock at a cost of $665,076 during the six months ended June 30, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets decreased approximately $106,000, or .2%, from $62.9 million at December 31, 1997 to $62.8 million at June 30, 1998. The net decrease in assets includes a $190,000, or .3%, increase in net loans receivable, a $151,000, or 4.6%, increase in cash and interest bearing deposits and a $40,000, or 4.1%, increase in other assets offset by a $487,000, or 18.0%, decrease in investment securities.

The Company's aggregate investment securities portfolio decreased $487,000, or 18.0% to $2.2 million at June 30, 1998. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $69,000 due solely to the increase in the market value of such securities. Securities held-to-maturity decreased $556,000 due to the maturity of a Treasury note and principle repayments offset by premium amortization.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1998, the Company included net unrealized gains of approximately $401,000 in stockholders' equity. At December 31, 1997, the Company included net unrealized gains of approximately $356,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $190,000, or .3%, from $55.9 million at December 31, 1997 to $56.1 million at June 30, 1998 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $3.0 million, or 7.0%, to $46.3 million at June 30, 1998. This increase reflects the Company's competitively priced product line within the local market area.

Results of Operations for the Three Months Ended June 30, 1998 and 1997

Net Income

Net income for the three months ended June 30, 1998 was $175,000 compared to $496,000 for the corresponding period in 1997, a decrease of $320,000, or 64.6%. The decrease resulted primarily from a decrease in net interest expense of $52,000, a decrease in non-interest income of $414,000, and an increase in non-interest expenses of $18,000 offset by a decrease of $164,000 in income tax expense.

Interest Income

Interest income totaled 7.5% of average assets for the quarter ended June 30, 1998 compared to 7.8% for the quarter ended June 30, 1997. Interest income was $1.2 million for both quarters ended June 30, 1998 and 1997. Interest income remained comparable as the effect of the increase of $1.8 million in the average earning assets was offset by the impact of the decrease of 25 basis points in the effective rate earned on interest bearing assets.

Interest Expense

Interest expense totaled $632,000 and $580,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in interest expense of $52,000 or 8.9%, for the three months ended June 30, 1998 as compared to the same period for 1997 was due to an increase in average interest rates paid on deposits from 5.0% to 5.2%, plus an increase of $2.6 million in interest bearing liabilities for the quarter ended June 30, 1998 compared to the same period in 1997.

Provision for Loan Losses

The Bank established a provision for loan losses of $6,000 for the three month periods ended June 30, 1998 and 1997. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends, and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $21,000 and $435,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease was due primarily to a $420,000 gain resulting from the sale of investments classified as available-for-sale in the 1997 period.

Non-Interest Expense

Non-interest expense totaled $270,000 and $252,000 for the three months ended June 30, 1998 and 1997, respectively, an increase of $18,000, or 7.2%, and such expense amounted to 1.7% of average assets for both periods. The increase was primarily due to an increase of $8,000 in state franchise taxes, an increase of $5,000 in the loss on real estate owned plus immaterial increases totaling $5,000 in various other non-interest expense categories.

Income Taxes

The provision for income taxes for the three months ended June 30, 1998 and 1997 was $91,000 and $255,000, respectively, which, as a percentage of income before income taxes was 34% for both periods.

Results of Operations for the Six Months Ended June 30, 1998 and 1997

Net Income

Net income for the six months ended June 30, 1998 was $387,000, as compared to $678,000 for the corresponding period in 1997, a decrease of $291,000, or 42.9%. The decrease resulted primarily from a decrease of $55,000 in net interest income and a decrease of $410,000 in non-interest income offset by a decrease of $25,000 in non-interest expenses plus a decrease of $149,000 in income tax expense.

Interest Income

Interest income totaled $2.3 million for the six months ended June 30, 1998 and 1997. The increase in interest income of $56,000, or 2.5%, for the six months ended June 30, 1998 as compared to the same period for 1997 was due primarily to an increase of $2.0 million in the average balance of interest earning assets.

Interest Expense

Interest expense totaled $1.2 million and $1.1 million for the six months ended June 30, 1998 and 1997, respectively. The increase in interest expense of $105,000, or 9.1%, for the six months ended June 30, 1998 as compared to the same period in 1997 was due to an increase of 16 basis points in the average interest rate paid on interest bearing liabilities, plus an increase of $2.6 million in the balance of average deposits during the six months ended June 30, 1998 compared to the same period in 1997.

Provision for Loan Losses

The Bank established a provision for loan losses of $12,000 and $6,000 for the six month period ended June 30, 1998 and 1997, respectively. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $40,000 and $450,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease was due primarily to a $420,000 gain resulting from the sale of investments classified as available-for-sale in the 1997 period.

Non-Interest Expense

Non-interest expense totaled $516,000 and $541,000 for the six months ended June 30, 1998 and 1997, respectively, a decrease of $25,000, or 4.5%, and such expense amounted to 1.6% and 1.8% of average assets for the six months ended June 30, 1998 and 1997, respectively. The decrease was primarily due to a decrease of $37,000 in the loss on real estate owned offset by a $12,000 increase in legal fees. The increase of $12,000 in legal fees was attributed to professional services provided in connection with the Bank's exploration of strategic capital employment.

Income Taxes

The provision for income taxes for the six months ended June 30, 1998 and 1997 was $200,000 and $349,000, respectively, and, as a percentage of income before income taxes was 34% for both periods.

                                                                              June 30,            December 31,
                                                                                1998                  1997
                                                                           -------------         ---------
                                                                                (amounts in thousands)
Loans accounted for on a non-accrual basis:1
   Real Estate:
     Residential                                                           $          32         $          54
     Commercial
   Consumer                                                                           18                    12
                                                                           -------------         -------------
       Total                                                               $          50         $          66
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential                                                                     279                   227
     Commercial
   Consumer                                                                            9
                                                                           -------------         -------------
       Total                                                                         288                   227
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $         338         $         293
                                                                           =============         =============
Percentage of total loans                                                           .59%                  .52%
                                                                           =============         =============
Other non-performing assets2                                               $           -         $           -
                                                                           =============         =============
Restructured loans                                                         $           -         $           -
                                                                           =============         =============

/1/ Non-accrual status denotes any mortgage loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

/2/ Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. Such property is carried at the lower of its fair market value or the principal balance of the related loan.

During the six months ended June 30, 1998, additional interest income of $5,038 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the six months ended June 30, 1998 totaled $987.

At June 30, 1998, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first six months of fiscal year 1998, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank has exceeded all regulatory capital requirements as of June 30, 1998.

At June 30, 1998, the Bank had outstanding commitments to originate loans totaling $1.6 million, excluding $745,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 1998 totaled $22.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               None

Item 2.  Changes in Securities and Use of Proceeds                       None

Item 3.  Defaults Upon Senior Securities                                 None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on April 21, 1998, 821,364 shares of CKF Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

         Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                   Votes in                    Votes
        Nominee                Favor of Election             Withheld
   -------------------        -------------------        ------------------
   W. Irvine Fox, Jr.               818,964                     2,400
   Warren O. Nash                   818,964                     2,400
   John H. Stigall                  818,964                     2,400

Item 5.  Other Information                                               None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following Exhibit is filed herewith:
              Exhibit 27                               Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CKF Bancorp, Inc.


Date: August 6, 1998     -------------------------------------------------------
                         John H. Stigall, President and Chief Executive Officer
                         (Duly Authorized Officer)




Date: August 6, 1998     -------------------------------------------------------
                         Ann L. Hooks, Vice President and Treasurer
                         (Principal Financial and Accounting Officer)