Form 10-Q
period 1998-09-30
CKF BANCORP INC
filed 1998-11-13
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                     ____________________________________

                                   FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25180


                               CKF BANCORP, INC.
         -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             61-1267810
-----------------------------                            -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                          40422
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (606) 236-4181
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes    X    No ________
    -------

As of November 9, 1998, 915,955 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                     Exhibit Index at Page N/A
                                                                            ----

                                   CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
               December 31, 1997.......................................................    3

          Consolidated Statements of Income for the Three-Month Periods Ended
               September 30, 1998 and 1997 (unaudited) and the Nine-Month Periods
               Ended September 30, 1998 and 1997 (unaudited)...........................    4

          Consolidated Statement of Changes in Stockholders' Equity....................    5

          Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
               September 30, 1998 and 1997 (unaudited).................................    6

          Notes to Consolidated Financial Statements...................................    8

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................   10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................   16
Item 2.   Changes in Securities........................................................   16
Item 3.   Defaults Upon Senior Securities..............................................   16
Item 4.   Submission of Matters to a Vote of Security Holders..........................   16
Item 5.   Other Information............................................................   16
Item 6.   Exhibits and Reports on Form 8-K.............................................   16

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           ______________________

                                                                               AS OF           AS OF
                                                                           SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                         1998            1997
                                                                           -------------    ------------
                                                                            (unaudited)
Cash and due from banks                                                    $     390,452    $    134,032
Interest bearing deposits                                                      2,467,688       3,139,525
Investment securities:
   Securities available-for-sale                                                 492,500         551,892
   Securities held-to-maturity                                                 2,055,207       2,152,020
Loans receivable, net                                                         56,388,135      55,894,811
Accrued interest receivable                                                      469,342         430,290
Office property and equipment, net                                               557,045         548,923
Other assets                                                                      32,706          13,854
                                                                           -------------    ------------

   Total assets                                                            $  62,853,075    $ 62,865,347
                                                                           =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                   $  47,471,559    $ 43,253,068
Deferred income taxes                                                            344,756         313,814
Advance from Federal Home Loan Bank                                            1,162,016       5,213,782
Advance payment by borrowers for taxes and insurance                             128,912          30,188
Other liabilities                                                                270,076         291,791
                                                                           -------------    ------------
   Total liabilities                                                          49,377,319      49,102,643
                                                                           -------------    ------------

Stockholders' equity:
Common stock, $0.01 par value, 4,000,000 shares authorized;
 1,000,000 shares issued                                                          10,000          10,000
Additional paid-in capital                                                     9,605,822       9,638,682
Retained earnings, substantially restricted                                    7,191,521       7,004,138
Treasury stock, 84,045 and 50,000 shares, respectively, at cost               (1,651,464)       (986,388)
Stock Option Trust, 72,600 and 83,000 shares, respectively, at cost           (1,414,433)     (1,619,433)
Accumulated other comprehensive income                                           316,518         355,717
Unallocated employee stock ownership plan (ESOP) shares                         (582,208)       (640,012)
                                                                           -------------    ------------
   Total stockholders' equity                                                 13,475,756      13,762,704
                                                                           -------------    ------------

   Total liabilities and stockholders' equity                              $  62,853,075    $ 62,865,347
                                                                           ============     ============

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                 _____________

                                             FOR THE THREE-MONTH PERIODS      FOR THE NINE-MONTH PERIODS
                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                             ---------------------------     ---------------------------
                                                 1998           1997             1998           1997
                                             ------------   ------------     ------------   ------------
Interest income:
 Interest on loans......................     $  1,085,466   $  1,101,459     $  3,292,118   $  3,256,388
 Interest and dividends on investments..           26,974         38,062           93,157        119,932
 Other interest income..................           34,862         19,511           85,701         50,522
                                             ------------   ------------     ------------   ------------
    Total interest income...............        1,147,302      1,159,032        3,470,976      3,426,842
                                             ------------   ------------     ------------   ------------

Interest expense:.......................
 Interest on deposits...................          610,215        546,804        1,774,058      1,626,471
 Other interest expense.................           24,608         45,825          109,168        109,983
                                             ------------   ------------     ------------   ------------
    Total interest expense..............          634,823        592,629        1,883,226      1,736,454
                                             ------------   ------------     ------------   ------------

Net interest income.....................          512,479        566,403        1,587,750      1,690,388
Provision for loan losses...............            6,000          6,000           18,000         12,000
                                             ------------   ------------     ------------   ------------
    Net interest income after
    provision for loan losses...........          506,479        560,403        1,569,750      1,678,388
                                             ------------   ------------     ------------   ------------

Non-interest income:
 Loan and other service fees............           20,672         16,255           59,056         44,197
 Gain on sale of investment.............          137,067                         137,067        420,575
 Other, net.............................              973            810            2,733          2,137
                                             ------------   ------------     ------------   ------------
    Total non-interest income...........          158,712         17,065          198,856        466,909
                                             ------------   ------------     ------------   ------------

Non-interest expense:
 Compensation and benefits..............          137,879        144,591          411,095        426,028
 Federal insurance premium..............            7,049          4,669           20,593         22,369
 State franchise tax....................           13,231         12,274           39,692         36,821
 Occupancy expenses, net................           19,551         10,653           39,193         33,598
 Data processing expenses...............           14,304         12,401           43,161         36,400
 Legal and professional fees............          103,326          1,108          128,719         14,327
 Loss on real estate owned..............                                            5,004         41,813
 Other operating expenses...............           49,765         51,266          173,847        166,340
                                             ------------   ------------     ------------   ------------
    Total non-interest expense..........          345,105        236,962          861,304        777,696
                                             ------------   ------------     ------------   ------------

Income before income tax expense........          320,086        340,506          907,302      1,367,601

Provision for income taxes..............          107,935        115,772          308,175        464,984
                                             ------------   ------------     ------------   ------------

Net income..............................     $    212,151   $    224,734     $    599,127   $    902,617
                                             ============   ============     ============   ============

Earnings per common share...............     $        .27   $        .26     $        .76   $       1.05
                                             ============   ============     ============   ============

Earnings per common share
 assuming dilution......................     $        .26   $        .26     $        .74   $       1.02
                                             ============   ============     ============   ============

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                 _____________

                                                                                               Accumulated
                                                                 Additional                       Other
                                                  Common          Paid-in       Retained       Comprehensive       Treasury
                                                  Stock           Capital       Earnings          Income             Stock
                                                ----------       ----------    ----------       -----------        ---------
Balance, December 31, 1997                      $   10,000      $ 9,638,682    $7,004,138      $    355,717      $  (986,388)

Comprehensive income:
  Net income                                                                      599,127
  Other comprehensive loss, net of tax
   increase in unrealized gains on securities,
   net of reclassification adjustment
   (see disclosure)                                                                                 (39,199)

Total comprehensive income

Dividend declared                                                                (411,744)

ESOP shares earned                                                   35,640

Purchase of common stock, 34,045 shares                                                                             (665,076)

Shares issued upon exercise of options                              (68,500)

                                                ----------      -----------    ----------      ------------      -----------
Balance, September 30, 1998                     $   10,000      $ 9,605,822    $7,191,521      $    316,518      $(1,651,464)
                                                ==========      ===========    ==========      ============      ===========


Disclosure of reclassification amount:
  Unrealized holding gains arising during
   the period                                                   $    60,065
  Less: Reclassification adjustment for gains
   included in net income, net of tax                           $   (99,264)
                                                                ------------

  Net change in unrealized gains on securities                  $   (39,199)
                                                                ===========

                                                  Stock          Unearned        Total
                                                  Option           ESOP       Stockholders'
                                                   Trust          Shares         Equity
                                                 ---------      ----------     -----------
Balance, December 31, 1997                      $(1,619,433)    $ (640,012)   $ 13,762,704
                                                                              ------------
Comprehensive income:
  Net income                                                                       599,127
  Other comprehensive loss, net of tax
   increase in unrealized gains on securities,
   net of reclassification adjustment
   (see disclosure)                                                                (39,199)
                                                                              ------------
Total comprehensive income                                                         559,928

Dividend declared                                                                 (411,744)

ESOP shares earned                                                  57,804          93,444

Purchase of common stock, 34,045 shares                                           (665,076)

Shares issued upon exercise of options              205,000                        136,500

                                                ------------    ----------    ------------
Balance, September 30, 1998                     $(1,414,433)    $ (582,208)   $ 13,475,756
                                                ============    ==========    ============


  The accompanying notes are an integral part of the consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 _____________

                                                                  FOR THE NINE-MONTH PERIODS
                                                                      ENDED SEPTEMBER 30
                                                                 ----------------------------
                                                                    1998              1997
                                                                 ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $  599,127        $  902,617
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                         18,000            12,000
   Loss on real estate owned                                          5,004
   Amortization of loan fees                                        (10,153)           (7,586)
   ESOP benefit expense                                              74,231            76,298
   Realized gain on sale of investment                             (137,067)         (420,575)
   Provision for depreciation                                        20,610            19,537
   FHLB stock dividend                                              (28,400)          (26,000)
   Amortization of investment premium                                 2,668             2,249
 Change in:
   Interest receivable                                              (39,052)          (81,208)
   Other liabilities and federal income taxes payable                (5,577)          (63,244)
   Prepaid expense                                                  (18,853)          (22,998)
   Interest payable                                                  (6,765)           13,609
                                                                 ----------        ----------

     Net cash provided by operating activities                      473,773           404,699
                                                                 ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations and principal payment on loans, net             (501,171)       (1,744,067)
 Purchase of office equipment                                       (28,733)          (37,744)
 Proceeds from sale of real estate owned                             33,627
 Purchase of held-to-maturity securities                           (500,000)
 Matured held-to-maturity securities                                500,000           500,000
 Proceeds from sale of securities available-for-sale                140,203           433,500
 Principle repayment on mortgage-backed securities                  122,545            62,818
                                                                 ----------        ----------

     Net cash (used) by investing activities                       (233,529)         (785,493)
                                                                 ----------        ----------

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

                                 _____________

                                                                             FOR THE NINE-MONTH PERIODS
                                                                                 ENDED SEPTEMBER 30
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW accounts
   and savings accounts                                                       1,142,095           (91,849)
 Net increase (decrease) in certificates of deposit                           3,076,395           (59,100)
 Net increase (decrease) in custodial accounts                                   98,724           104,340
 Proceeds from FHLB advances                                                                    2,000,000
 Payments on FHLB advances                                                   (4,051,766)       (1,028,550)
 Dividends paid                                                                (411,744)       (1,260,675)
 Purchase of common stock                                                      (665,076)         (528,335)
 Additional principal payment on ESOP loan                                       19,211
 Proceeds from exercise of stock options                                        136,500            42,000
                                                                           ------------      ------------

        Net cash (used) by financing activities                                (655,661)         (822,169)
                                                                           ------------      ------------

Increase (decrease) in cash and cash equivalents                               (415,417)       (1,202,963)
Cash and cash equivalents, beginning of period                                3,273,557         2,219,592
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $  2,858,140      $  1,016,629
                                                                           ============      ============

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                                                $    327,219      $    569,708
                                                                           ============      ============
 Cash paid for interest                                                    $  1,889,991      $  1,726,976
                                                                           ============      ============

Mortgage loans originated to finance sale of foreclosed real estate        $     15,000
                                                                           ============

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

2.   EARNINGS PER SHARE

     Earnings per common share for the three month periods ended September 30, 1998 and 1997 amounted to $0.27 and $0.26 per share, respectively, based on weighted average common stock shares outstanding of 784,380 and 877,096 shares respectively. Earnings per common share, assuming dilution for common stock equivalents for the three month periods ended September 30, 1998 and 1997 amounted to $0.26 per common share, based on weighted average common shares outstanding after dilutive effect of 803,133 and 848,652, respectively. Earnings per common share for the nine month periods ended September 30, 1998 and 1997 amounted to $0.76 and $1.05 per share, respectively, based on weighted average common stock shares outstanding of 785,710 and 881,903, respectively. Earnings per common share, assuming dilution for common stock equivalents for the nine month periods ended September 30, 1998 and 1997 amounted to $0.74 and $1.02, based on weighted average common shares outstanding after dilutive effect of 807,750 and 854,958.

3.   REGULATORY CAPITAL

     At September 30, 1998, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at September 30, 1998 to its regulatory capital requirements.

                                                                         REGULATORY CAPITAL
                                                                      -------------------------
                                                                         CORE        RISK-BASED
                                                                       CAPITAL         CAPITAL
                                                                      ---------      ----------
                                                                           (In thousands)
     Stockholder equity                                               $  11,211      $   11,211
       Net unrealized appreciation on investment
         securities available-for-sale                                      317             317
       General allowance for loan losses                                      -             142
                                                                      ---------      ----------
       Regulatory capital                                                10,894          11,036
       Minimum capital requirement                                        2,495           2,915
                                                                      ---------      ----------
       Excess regulatory capital                                      $   8,399      $    8,121
                                                                      =========      ==========

       Minimum capital requirement as a percentage of assets                4.0%            8.0%
       Regulatory capital in excess of minimum capital
         requirements as a percentage of assets                            13.4%           22.3%/1/

___________________________________

/1/ Based on risk weighted assets.

4.   DIVIDENDS

     For the nine months ended September 30, 1998, the Company paid the regular semi-annual dividends to stockholders of record on January 28, 1998 and July 28, totaling $.25 and $.27 per share, respectively. The total dividends paid by the Company for the nine month period ended September 30, 1998 amounted to $411,744.

5.   COMMON STOCK

     During the nine months ended September 30, 1998, options to acquire 10,400 shares at $13.125 per share were exercised with the Company receiving total proceeds of $136,500. In addition, the Company purchased 34,045 shares of treasury stock at a cost of $665,076 during the nine months ended September 30, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased approximately $12,000 from $62.9 million at December 31, 1997 to $62.8 million at September 30, 1998. The net decrease in assets includes a $493,000, or .9%, increase in net loans receivable, and a $66,000, or 6.6%, increase in other assets offset by a $156,000, or 5.8%, decrease in investment securities and a $415,000, or 12.7% decrease in cash and interest bearing deposits.

The Company's aggregate investment securities portfolio decreased $156,000, or 5.8% to $2.5 million at September 30, 1998. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $59,000, which consisted of a $150,000 decrease due to the sale of 3,200 shares of Federal Home Loan Mortgage Corporation stock offset by an increase of $91,000 in the market value of the remaining securities. Securities held-to-maturity decreased $97,000 due primarily to principle repayments.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At September 30, 1998, the Company included net unrealized gains of approximately $316,000 in stockholders' equity. At December 31, 1997, the Company included net unrealized gains of approximately $356,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $493,000, or .9%, from $55.9 million at December 31, 1997 to $56.4 million at September 30, 1998 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $4.2 million, or 9.8%, to $47.5 million at September 30, 1998. This increase reflects the Company's competitively priced product line within the local market area.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME

Net income for the three months ended September 30, 1998 was $212,000 compared to $225,000 for the corresponding period in 1997, a decrease of $13,000, or 5.6%. The decrease resulted from a decrease in net interest income of $54,000, and an increase in non-interest expenses of $108,000 offset by an increase of $141,000 in non-interest income and a decrease of $8,000 in income tax expense.

INTEREST INCOME

Interest income totaled 7.5% of average assets for the quarter ended September 30, 1998 compared to 7.9% for the quarter ended September 30, 1997. Interest income was $1.2 million for both quarters ended September 30, 1998 and 1997. Interest income remained comparable as the effect of the increase of $3.1 million in the average earning assets was offset by the impact of the decrease of 47 basis points in the effective rate earned on interest bearing assets.

INTEREST EXPENSE

Interest expense totaled $635,000 and $593,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in interest expense of $42,000 or 7.1%, for the three months ended September 30, 1998 as compared to the same period for 1997 was due to an increase in average interest rates paid on deposits from 5.1% to 5.2%, plus an increase of $2.6 million in interest bearing liabilities for the quarter ended September 30, 1998 compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $6,000 for the three month periods ended September 30, 1998 and 1997. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends, and prevailing and projected economic conditions in the Bank's market area.

NON-INTEREST INCOME

Non-interest income amounted to $158,000 and $17,000 for the three months ended September 30, 1998 and 1997, respectively. The increase was due primarily to a $137,000 gain resulting from the sale of investments classified as available-for-sale in the 1998 period.

NON-INTEREST EXPENSE

Non-interest expense totaled $345,000 and $237,000 for the three months ended September 30, 1998 and 1997, respectively, an increase of $108,000, or 45.6%, and such expense amounted to 2.0% and 1.7% of average assets for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily due to an increase of $102,000 in legal and professional fees, plus immaterial increases totaling $6,000 in various other non-interest expense categories. The increase of $102,000 in legal and professional fees were attributed to professional services provided in connection with the Bank's exploration of strategic capital employment.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 1998 and 1997 was $108,000 and $116,000, respectively, which, as a percentage of income before income taxes was 34% for both periods.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME

Net income for the nine months ended September 30, 1998 was $599,000, as compared to $903,000 for the corresponding period in 1997, a decrease of $304,000, or 33.6%. The decrease of $304,000 resulted primarily from a decrease of $103,000 in net interest income, a decrease of $268,000 in non-interest income, an increase of $84,000 in non-interest expense, and an increase of $6,000 in the provision for loan losses offset by a decrease of $157,000 in income tax expense.

INTEREST INCOME

Interest income totaled $3.4 million for the nine months ended September 30, 1998 and 1997. Total interest income increased $44,000, or 1.3%, for the nine months ended September 30, 1998 as compared to the same period for 1997. The increase was due primarily to an increase of $2.3 million in the average balance of interest earning assets offset by the impact of the decrease of 20 basis points in the effective rate earned on interest bearing assets in the 1998 period compared to 1997.

INTEREST EXPENSE

Interest expense totaled $1.9 million and $1.7 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in interest expense of $147,000, or 8.4%, for the nine months ended September 30, 1998 as compared to the same period in 1997 was due to an increase of 13 basis points in the average interest rate paid on interest bearing liabilities, plus an increase of $2.6 million in the balance of average deposits during the nine months ended September 30, 1998 compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $18,000 and $12,000 for the nine month period ended September 30, 1998 and 1997, respectively. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

NON-INTEREST INCOME

Non-interest income amounted to $199,000 and $467,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease of $268,000 was due primarily to a $420,000 gain resulting from the sale of investments classified as available-for-sale in the 1997 period as compared to a $137,000 gain in the 1998 period.

NON-INTEREST EXPENSE

Non-interest expense totaled $861,000 and $777,000 for the nine months ended September 30, 1998 and 1997, respectively, an increase of $84,000, or 10.8%, and such expense amounted to 1.8% and 1.7% of average assets for the nine months ended September 30, 1998 and 1997, respectively. The increase of $84,000 was due to an increase of $114,000 in legal and professional fees offset by a decrease of $37,000 in the loss on real estate plus other net immaterial increases totaling $7,000 in other non-interest expense categories. The increase of $114,000 in legal professional fees was attributed to services provided in connection with the Bank's exploration of strategic capital employment.

INCOME TAXES

The provision for income taxes for the nine months ended September 30, 1998 and 1997 was $308,000 and $465,000, respectively, and, as a percentage of income before income taxes was 34% for both periods.


                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1998              1997
                                                                      -------------     ------------
                                                                          (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
 Real Estate:
  Residential                                                         $         100     $         54
  Commercial
 Consumer                                                                        13               12
                                                                      -------------     ------------
    Total                                                             $         113     $         66
                                                                      =============     ============

Accruing loans which are contractually past due 90 days or more:
 Real Estate:
  Residential                                                                   390              227
  Commercial
 Consumer                                                                        24
                                                                      -------------     ------------
    Total                                                                       414              227
                                                                      =============     ============

Total of loans accounted for as non-accrual or as accruing past
 due 90 days or more                                                  $         527     $        293
                                                                      =============     ============
Percentage of total loans                                                       .93%             .52%
                                                                      =============     ============
Other non-performing assets/2/                                        $           -     $          -
                                                                      =============     ============
Restructured loans                                                    $           -     $          -
                                                                      =============     ============

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

During the nine months ended September 30, 1998, additional interest income of $4,420 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the nine months ended September 30, 1998 totaled $2,614.

At September 30, 1998, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first nine months of fiscal year 1998, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank has exceeded all regulatory capital requirements as of September 30, 1998.

At September 30, 1998, the Bank had outstanding commitments to originate loans totaling $1.2 million, excluding $802,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 1998 totaled $21.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.

YEAR 2000

In accordance with regulatory guidance, Central Kentucky Federal Savings Bank has been reviewing the possible effects of the arrival of the Year 2000 and the potential risks it presents. An action plan was developed and approved by the Board of Directors, with quarterly updates being provided to allow the Board to assess progress. All electronic data exchange systems, including both in-house applications and service bureau providers, have been inventoried and assessed for Year 2000 compliance. Systems classified as mission critical have either been verified as Y2K compliant, replaced with compliant updates or scheduled for replacement and testing.

The Bank is heavily dependent upon one major data processing service provider. This service provider's current plan calls for them to be certified Y2K ready by the end of 1998. The bureau has completed migration of all core systems to a new Y2K ready mainframe computer. Proxy testing was completed in October 1998 and end-to-end testing is scheduled to be completed in November 1998 for those subscribers that are at that point in their plan. The Bank, however, will be replacing its on-line system with a Y2K compliant network in March 1999, at which time this equipment will then be tested and certified.

To date, the Bank has spent approximately $8,000 for Y2K compliance efforts. An additional $56,000 is budgeted through 1999. These future costs are expected to be spent as follows: $24,000 for hardware changes, $27,000 for software upgrades and an additional $5,000 for labor.

The most critical element of the Bank's Year 2000 preparation is the performance of its major data processing service provider. Should this provider not meet deadlines or fail to successfully modify its systems, the Bank would face the prospect of having to revert to manual posting and processing of customer accounts. Based upon the number of accounts and activity volume, it is possible to continue operations for a reasonable period of time.

On August 1, 1998, the Bank issued a Year 2000 contingency plan. Each core business process was evaluated and prioritized for Year 2000 impact. Those systems identified as mission critical have a business recovery/contingency plan. Some of the key contingency items are: maintaining machine-readable copies of master files, printed and microfiche copies of record/trial balances, off-site storage of back-up records and computer hardware redundancy. If mainframe processing is unavailable to the Bank, a plan for manual posting and processing is in place. With electronic records as of December 29, 1999, downloaded via diskettes to a stand alone PC at the Bank, processing will continue through a spreadsheet (Excel) application. It is expected that this manual process will be adequate to maintain operations during a worst case scenario.

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

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CKF BANCORP, INC.

Date:  November 9, 1998         /s/ John H. Stigall
                                ________________________________________________
                                John H. Stigall, President and Chief Executive
                                Officer (Duly Authorized Officer)




Date:  November 9, 1998         /s/ Ann L. Hooks
                                ________________________________________________
                                Ann L. Hooks, Vice President and Treasurer
                                (Principal Financial and Accounting Officer)