Form 10KSB40
period 1998-12-31
CKF BANCORP INC
filed 1999-03-26
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

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

       Registrant's telephone number, including area code: (606) 236-4181
                                                          -----------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended December 31, 1998, the registrant had $4.8 million in revenues.

As of March 24, 1999, the aggregate market value of voting stock held by non-affiliates was approximately $13.3 million based on the closing sales price of $18.125 per share of the registrant's Common Stock on March 24, 1999, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 24, 1999: 893,475

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998. (Parts I and II)

     2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

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

     The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. Prior to its acquisition of the Bank, the Company had no assets and no liabilities and engaged in no business activities. The Company purchased all the capital stock of the Bank issued in the conversion in exchange for 50% of the net conversion proceeds. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank and $1.6 million in bank deposits held by the Bank, which are invested with the Federal Home Loan Bank ("FHLB") of Cincinnati. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 1998, the Company had total assets of $65.6 million, deposits of $48.9 million, net loans receivable of $57.9 million and stockholders' equity of $13.9 million.

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

     Central Kentucky Federal has sought to build an interest rate-sensitive loan portfolio by originating adjustable rate mortgage loans ("ARMs"). As of December 31, 1998, 90.6% of the mortgage loan portfolio was comprised of ARMs. Central Kentucky Federal's ARMs have an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and seven years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and 6% over the life of the loan. All mortgage loans originated by Central Kentucky Federal are retained in Central Kentucky Federal's loan portfolio.

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

     The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Bank originated $4.3 million in fixed-rate mortgage loans during the year ended December 31, 1998. See "-- One- to Four-Family Real Estate Lending."

     Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1998, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $2.1 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.2 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1998, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                           At December 31,
                                             -----------------------------------------
                                                   1998                   1997
                                             ------------------    -------------------
                                             Amount        %       Amount        %
                                            --------   --------   --------    --------
                                                       (Dollars in thousands)
Real estate loans:
  One- to four-family residential (1)...    $ 45,375      77.63%  $ 44,394       78.75
  Multi-family residential .............       1,008       1.72      1,114        1.98
  Non-residential ......................       9,007      15.41      7,804(2)    13.84

Consumer loans:
  Savings account ......................         533        .91        459         .81
  Other (3) ............................       2,527       4.33      2,610        4.62
                                            --------     -------  --------      -------
                                              58,450     100.00%    56,381      100.00%
                                                         =======                =======
Less:
  Loans in process .....................         322                   299
  Deferred loan fees ...................          68                    62
  Allowance for loan losses ............         148                   125
                                            --------              --------
     Total .............................    $ 57,912              $ 55,895
                                            ========              ========

-----------

(1) Includes home equity loans. Also includes construction loans that will be converted to permanent loans and which comprised $627,500 and $871,608 at December 31, 1998 and 1997, respectively.

(2) Also includes a construction loan that will be converted to a permanent loan and which amounted to $120,000 at December 31, 1997.

(3) Consists primarily of unsecured loans made to qualified existing depositors of the Bank.

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below. The tables below exclude deferred loan origination fees and the allowance for loan losses, which are netted against outstanding loan balances at December 31, 1998.


                                   Due during the year ending     Due after     Due after      Due after
                                          December 31,            3 through     5 through      10 through    Due after 20
                                   -------------------------   5 years after  10 years after  20 years after  years after
                                    1999     2000     2001        12/31/98       12/31/98       12/31/98       12/31/98     Total
                                   -------  -------  -------   -------------  --------------  -------------- ------------  -------
                                                                             (In thousands)
Real estate mortgage(1) .........  $ 1,058  $    80  $   277      $ 1,208        $ 5,033        $23,509        $22,779     $53,944
Real estate construction ........      305       --       --           --             --             --             --         305
Consumer ........................    1,510      195      235          638             --             --             --       2,578
Commercial ......................      595        6       --          274            371             55             --       1,301
                                   -------  -------  -------      -------        -------        -------        -------     -------
    Total .......................  $ 3,468  $   281  $   512      $ 2,120        $ 5,404        $23,564        $22,779     $58,128
                                   =======  =======  =======      =======        =======        =======        =======     =======

-----------
(1)  Includes home equity loans.



     The following table sets forth at December 31, 1998, the dollar amount of all loans due one year or more after December 31, 1998 which have predetermined interest rates or have floating or adjustable interest rates.


                                    Predetermined     Floating or
                                        Rate        Adjustable Rates    Total
                                    -------------   ----------------  ---------
                                                    (In thousands)

Real estate mortgage ..............  $  5,256         $  47,630       $  52,886
Consumer ..........................        49             1,019           1,068
Commercial ........................        --               706             706
                                     --------         ---------       ---------
   Total ..........................  $  5,305         $  49,355       $  54,660
                                     ========         =========       =========

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

     One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residential properties. At December 31, 1998, $45.4 million, or 77.63%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were owner-occupied, single-family residences primarily located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property.

     Central Kentucky Federal offers 20-year term, fixed rate mortgage loans and ARMs. At December 31, 1998, $5.4 million, or 9.3%, of Central Kentucky Federal's loan portfolio consisted of 20 year or less term, fixed rate loans.

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

     The Bank's adjustable-rate residential mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty.

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

     Central Kentucky Federal also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 20 years. Central Kentucky Federal originated $4.3 million in fixed rate single-family mortgage loans with a maximum term of 20 years during 1998 and such loans amounted to $5.4 million, or 9.3%, of the Bank's loan portfolio at December 31, 1998. All such loans were held as long-term investments, and none were held for sale.

     Construction Lending. Central Kentucky Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and commercial properties, with the intent of such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At December 31, 1998, the Bank's loan portfolio included $305,000 of net loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and monthly payments start being paid one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a Construction Loan Agreement with the Bank.

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

     Multi-Family and Commercial Real Estate Lending. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and commercial real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. At December 31, 1998, loans on commercial real estate properties constituted approximately $9.0 million, or 15.41%, respectively, of the Bank's gross loan portfolio.

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

     Consumer Lending. Central Kentucky Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on a secured and unsecured basis and generally requires a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months for up to 90% of the face amount of the certificate. The interest rate charged on these loans is the prevailing market rate but not less than one percent above the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan. At December 31, 1998, consumer loans amounted to $3.1 million, or 5.24%, of the Bank's gross loan portfolio.

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


                                                      Year Ended December 31,
                                                      -----------------------
                                                        1998            1997
                                                      -------         -------
                                                          (In thousands)
Loans originated
  Real estate:
    Construction ...............................      $ 1,317         $ 1,820
    One- to four-family ........................       12,186           7,044
    Multi-family ...............................                          306
    Non-residential and other ..................        1,033           1,177
  Consumer loans ...............................        3,401           3,015
                                                      -------         -------
      Total loans originated ...................      $17,937         $13,362
                                                      =======         =======

Loans purchased:
  Real estate loans:
    Conventional loans .........................      $    --         $    --
  Other loans ..................................           --             890
                                                      -------         -------
      Total loans purchased ....................      $    --         $   890
                                                      =======         =======


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

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 1998, the Bank had received $68,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 1998, management had no assets classified as special mention, $472,000 of assets classified as substandard, no assets classified as doubtful and no assets classified as loss. For additional information, see " -- Non-Performing Loans and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

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

     In June 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This promulgation, which was amended by SFAS No. 118 as to certain income recognition and disclosure provisions, became effective as to the Company in fiscal 1995. These accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 3 of Notes to Consolidated Financial Statements. At December 31, 1998, the Bank had identified impaired loans, as defined by SFAS No. 114, totaling $65,000 for which no allowance for loss has been provided.

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

     While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio during future examinations, will not request the Bank to increase its allowance for loan losses, thereby negatively effecting the Bank's financial condition and earnings.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                      Year Ended December 31,
                                                      -----------------------
                                                        1998          1997
                                                        ----          ----
                                                       (Dollars in thousands)

Balance at beginning of period .....................  $  125        $  107
                                                      ------        ------

Loans charged-off ..................................       1            --
Recoveries .........................................                    --
                                                      ------        ------

Net loans charged-off ..............................       1            --
                                                      ------        ------

Provision for loan losses ..........................      24            18
                                                      ------        ------

Balance at end of period ...........................  $  148        $  125
                                                      ======        ======

Ratio of net charge-offs to average
  loans outstanding during the period ..............     --%           --%
                                                      ======        ======

Ratio of allowance for loan losses
  to non-performing loans ..........................   35.20%        42.80%
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

                                                   At December 31,
                                     ------------------------------------------
                                            1998                  1997
                                     --------------------   -------------------
                                              Percent of            Percent of
                                               Loans in              Loans in
                                              Category to           Category to
                                     Amount   Total Loans   Amount  Total Loans
                                     ------   -----------   ------  -----------
                                              (Dollars in thousands)
Real estate - mortgage:
  Residential (2) .................  $ 148       78.28%     $ 125      77.20%
  Commercial ......................     --       15.41         --      14.59
Real estate - construction ........     --        1.07         --       1.77
Commercial business ...............     --          --         --       1.01
Consumer (3) ......................     --        5.24         --       5.43
                                     -----      ------      -----     ------
   Total allowance for loan losses   $ 148      100.00%     $ 125     100.00%
                                     =====      ======      =====     ======

-------------
(1) Before deduction for loans in process, deferred loan fees and allowance for loan losses.
(2)  Includes home equity loans.
(3)  Includes loans on deposits.


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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                              At December 31,
                                                              ---------------
                                                              1998      1997
                                                              ----      ----
                                                          (Dollars in thousands)

Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    Residential ............................................  $  27     $  54
    Consumer ...............................................     38        12
                                                              -----     -----
      Total ................................................  $  65     $  66
                                                              =====     =====

Accruing loans which are contractually past due
  90 days or more:
   Real Estate:
     Residential ...........................................  $ 356     $ 227
     Commercial ............................................     --        --
     Consumer ..............................................     --        --
                                                              -----     -----
       Total ...............................................  $ 356     $ 227
                                                              =====     =====

      Total of non-accrual and 90 days past due loans ......  $ 421     $ 293
                                                              =====     =====

Percentage of total loans ..................................    .73%      .52%
                                                              =====     =====

Other non-performing assets (2) ............................  $  --     $  --
                                                              =====     =====

Restructured loans .........................................  $  --     $  --
                                                              =====     =====

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

     During the year ended December 31, 1998, additional interest income of $3,144 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the year ended December 31, 1998 was $4,158.

     At December 31, 1998, there were no loans identified by management, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     It is management's intention, and Central Kentucky Federal has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, the Company classifies marketable equity securities as investment securities held for sale. Investment securities in this classification are recorded at market value. At December 31, 1998, the unrealized holding gains of $625,000, less the applicable deferred tax of $215,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                           At December 31,
                                                           ---------------
                                                           1998       1997
                                                          ------     ------
                                                        (Dollars in thousands)
Investment securities available for sale:
  FHLMC capital stock .................................   $  635     $  552
                                                          ------     ------
      Total investment securities available for sale ..   $  635     $  552
                                                          ======     ======

Investment securities held to maturity:
  U.S. government and agency securities ...............   $1,254     $1,252
  Mortgage-backed securities ..........................      219        368
  FHLB stock ..........................................      555        517
  Common stock of subsidiary ..........................       15         15
                                                          ------     ------
      Total investment securities held to maturity ....   $2,043     $2,152
                                                          ======     ======

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1998.

                                       One Year or Less      One to Five Years      Five to Ten Years     More than Ten Years
                                     --------------------  ---------------------   --------------------   --------------------
                                     Carrying    Average   Carrying     Average    Carrying    Average    Carrying    Average
                                      Value       Yield      Value       Yield       Value      Yield      Value       Yield
                                      ------     --------    ------     --------    --------   --------    ------     --------
                                                                       (Dollars in thousands)
Investment securities available
  for sale:
    FHLMC securities ................ $  635          1.0%   $   --          --%    $     --         --%   $   --           --%

Investment securities held-to-
  maturity:
    U.S. Government and agency
      securities ....................    500         6.75       754         5.39          --         --        --           --
    Mortgage-backed securities ......     --           --       219         6.39          --         --        --           --
    FHLB stock ......................     --           --        --           --          --         --       555         7.12
    Common stock of subsidiary ......     --           --        --           --          --         --        15           --
                                      ------     --------    ------     --------    --------   --------    ------     --------
      Total .........................    500         6.75       973         5.62          --         --       570         6.93
                                      ------     --------    ------     --------    --------   --------    ------     --------

      Total Investment
        securities .................. $1,135         3.53%   $  973         5.62%   $     --         --%   $  570         6.93%
                                      ======     ========    ======     ========    ========   ========    ======     ========
                                         Total Investment Portfolio
                                      --------------------------------
                                      Carrying    Market      Average
                                       Value       Value       Yield
                                       ------      ------      ------
                                         (Dollars in thousands)
Investment securities available
  for sale:
    FHLMC securities ................  $  635      $  635       1.0%

Investment securities held-to-
  maturity:
    U.S. Government and agency
      securities ....................   1,254       1,258      5.93
    Mortgage-backed securities ......     219         220      6.39
    FHLB stock ......................     555         555      7.12
    Common stock of subsidiary ......      15          15        --
                                       ------      ------      ----
      Total .........................   2,043       2,048      6.26
                                       ------      ------      ----

      Total Investment
        securities ..................  $2,678      $2,683      5.01%
                                       ======      ======      ====

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

     Savings deposits in the Bank as of December 31, 1998 were represented by the various types of savings programs described below.

Interest   Minimum                                        Minimum                 Percentage of
  Rate       Term             Category                     Amount     Balances    Total Savings
  ----       ----             --------                     ------     --------    -------------
                                                                   (In thousands)
3.05%       None        NOW Accounts                      $   50    $   2,884          5.89%
3.05        None        Passbook Statement Accounts            1        3,733          7.63
4.13        None        Money Market Deposits Accounts     2,500        3,188          6.51
3.05        None        Super NOW Accounts                 2,500          220           .45

                        Certificates of Deposit
                        -----------------------

4.49        91 days     3-month Money Market                 500          477           .97
4.94        182 days    6-month Money Market                 500        5,232         10.69
5.28        12-month    Fixed-Term, Fixed-Rate               500        5,919         12.09
5.59        14-month    Fixed-Term, Fixed Rate               500        4,329          8.85
5.45        18 month    Fixed-Term, Fixed-Rate               500          896          1.83
5.77        18 month    18 month IRA Accounts                500        4,879          9.97
5.58        24 month    Fixed-Term, Fixed-Rate               500        2,786          5.69
5.57        30 month    Fixed-Term, Fixed-Rate               500        1,634          3.35
5.60        36 month    Fixed-Term, Fixed-Rate               500        3,361          6.87
5.78        42 month    Fixed-Term, Fixed-Rate               500          534          1.09
5.85        48 month    Fixed-Term, Fixed-Rate               500        1,231          2.52
6.05        60 month    Fixed-Term, Fixed-Rate               500        7,635         15.60
                                                                    ---------       -------
                                                                    $  48,938        100.00%
                                                                    =========        ======

-----------
*    Represents weighted average interest rate.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.


                                            At December 31,
                       ------------------------------------------------------
                                 1998                         1997
                       --------------------------   -------------------------
                       Interest-                    Interest-
                       Bearing                      Bearing
                       Demand           Time        Demand            Time
                       Deposits       Deposits      Deposits        Deposits
                       ---------      --------      ---------      ---------
                                      (Dollars in thousands)

Average balance......  $   9,656      $  36,920      $ 9,031       $  33,584
Average rate.........       2.72%          5.64%        2.95%           5.66%


     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                   Balance at                               Balance at
                                  December 31,     %           Increase     December 31,     %          Increase
                                     1998       Deposit       (Decrease)       1997       Deposits      (Decrease)
                                     ----       -------       ----------       ----       --------      ----------
                                                               (Dollars in thousands)
NOW accounts ..................   $ 2,884         5.89%       $   623        $ 2,261         5.23%       $   136
Passbook and regular savings...     3,733         7.63            302          3,431         7.93           (108)
Money market deposit accounts..     3,188         6.51            331          2,857         6.61           (313)
Super NOW accounts ............       220          .45             76            144          .33             43
6-month Money Market ..........     5,232        10.69            433          4,799        11.10           (389)
1 year certificates ...........     5,919        12.09         (1,094)         7,013        16.21         (1,196)
18 month IRA accounts .........     4,879         9.97            (88)         4,967        11.48            265
2 year certificate ............     2,786         5.69            220          2,566         5.93           (192)
30 month certificates .........     1,634         3.35             19          1,615         3.73           (160)
3 year certificates ...........     3,361         6.87            846          2,515         5.81           (197)
5 year certificates ...........     7,635        15.60            664          6,971        16.13          1,118
Other .........................     7,467        15.26          3,353          4,114         9.51%         1,414
                                  -------       ------        -------        -------       ------        -------
     Total ....................   $48,938       100.00%       $ 5,685        $43,253       100.00%       $   421
                                  =======       ======        =======        =======       ======        =======


     The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                                    At December 31,
                                             ----------------------------
                                                1998               1997
                                             ----------        ----------
                                                     (In thousands)

2.01 - 4.00%...............................  $       --        $       --
4.01 - 6.00%...............................      34,021            28,419
6.01 - 8.00%...............................       4,892             6,142
8.01 - 10.00%..............................          --                --
                                             ----------        ----------
                                             $   38,913        $   34,561
                                             ==========        ==========


     The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                           Amount Due
                 --------------------------------------------------------------
                 Less Than                                  After
Rate             One Year     1-2 Years      2-3 Years    3 Years       Total
----             --------     ---------      ---------    -------     ---------
                                        (In thousands)

4.01 -  6.00%... $  22,491    $    5,880   $    2,893   $    2,757   $   34,021
6.01 -  8.00%...     1,779         1,234           87        1,792        4,892
                 ---------    ----------   ----------   ----------   ----------
                 $  24,270    $    7,114   $    2,980   $    4,549   $   38,913
                 =========    ==========   ==========   ==========   ==========


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                       Certificates
          Maturity Period                              of Deposits
          ---------------                              -----------
                                                      (In thousands)

          Three months or less.......................  $    2,896
          Over three through six months..............       1,073
          Over six through twelve months.............       3,835
          Over twelve months.........................       4,574
                                                       ----------
               Total.................................  $   12,378
                                                       ==========


     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                         Year Ended December 31,
                                                       -------------------------
                                                          1998          1997
                                                       -----------   -----------
                                                             (In thousands)

Deposits.............................................. $   55,392    $   47,340
Withdrawals...........................................     51,296        48,424
                                                       ----------    ----------
    Net increase (decrease) before interest credited..      4,096        (1,084)
Interest credited.....................................      1,589         1,505
                                                       ----------    ----------
    Net increase (decrease) in savings deposits....... $    5,685    $      421
                                                       ==========    ==========

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

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans.

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

                                                     At or For the
                                                Year Ended December 31,
                                              --------------------------
                                               1998                1997
                                              ------              ------
                                                (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances (1).......................... $ 2,120             $5,213
                                              =======             ======
  Weighted average rate paid.................    5.83%              6.90%


                                                     At or For the
                                                Year Ended December 31,
                                              --------------------------
                                               1998                1997
                                              ------              ------
                                                (Dollars in thousands)
Maximum amount of borrowings outstanding
 at any month end:
  FHLB advances.............................. $ 3,210             $5,213
                                              =======             ======


                                                     At or For the
                                                Year Ended December 31,
                                              --------------------------
                                               1998                1997
                                              ------              ------
                                                (Dollars in thousands)
Approximate average borrowings outstanding
 with respect to:
  FHLB advances.............................. $ 1,915             $2,898
                                              =======             ======
  Approximate weighted average rate paid.....    5.90%              5.28%

-----------
(1) The Bank makes monthly principal and interest payments of $4,540 with the principal being amortized through the year 2002 on one note, which had a balance of $119,932 at December 31, 1998. The other note for $2,000,000 matures in March of 1999.

Subsidiary Activities

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1998 Central Kentucky Federal was authorized to invest up to approximately $1.3 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $15,000 at December 31, 1998. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve"), pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

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

Employees

     As of December 31, 1998, Central Kentucky Federal had nine full-time employees, none of whom was represented by a collective bargaining agreement. Central Kentucky Federal believes that it enjoys good relations with its personnel.

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

     Liquidity Requirements. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceeding calendar quarter or on an average daily basis during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for December 31, 1998 was 8.19%.

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

     In order to satisfy, the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1998, the Bank was in compliance with the QTL Test.

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

     Both core and tangible capital are further reduced by an amount equal to a percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or holding companies therefor. At December 31, 1998, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of subsidiaries in which the savings institution holds a minority interest (and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital), as well as a pro-rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1998, the Bank's adjusted total assets for purposes of core capital requirements were $65.0 million.

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

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 1998, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 1998, see Note 9 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on the Bank's risk based capital at December 31, 1998.

     The table below presents the Bank's capital position at December 31, 1998, relative to its various minimum regulatory capital requirements.

                                                     At December 31, 1998
                                               -------------------------------
                                                                   Percent of
                                               Amount               Assets (1)
                                               ------              -----------
                                                    (Dollars in thousands)
Core Capital.................................. $  11,162             17.2%
Core Capital Requirement......................     2,600             4.00
                                               ---------          -------
  Excess ..................................... $   8,562             13.2%
                                               =========          =======

Risk-Based Capital............................ $  11,310             29.4%
Risk-Based Capital Requirement................     3,070             8.00
                                               ---------          -------
  Excess...................................... $   8,240             21.4%
                                               =========          =======

-----------
(1) Based upon adjusted total assets of $65.0 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $38.4 million for purposes of the risk-based capital requirements.


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

     Under the FDIC's assessment schedule for SAIF deposit insurance, the assessment rate for well-capitalized institutions with the highest supervisory ratings will be reduced to zero and institutions in the highest risk assessment classification will be assessed at the rate of .027% of insured deposits. Until December 31, 1999, however, all SAIF- insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required on the first $4.9 million of transaction accounts maintained; reserves of 3% are required on the next $46.5 million of transaction accounts and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     Proposed Legislative and Regulatory Changes. On May 13, 1998, the U.S. House of Representatives passed H.R. 10 (the "Act"), the Financial Services Competition Act of 1998, "which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides the insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     At the adjournment of Congress in October 1998, the Senate had not voted on the legislation and the Act had been returned to the Senate Banking Committee for further review A bill similar to the Act was introduced for consideration by Congress in 1999. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

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

     State Income Taxation. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended December 31, 1998, the amount of such expense for the Bank was $53,000.


Item 2.  Properties
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's sole office at December 31, 1998.


                           Year        Owned or     Square
                          Opened        Leased      Footage     Net Book Value
                          ------        ------      -------     --------------
340 West Main Street
Danville, Kentucky         1968          Owned      5,832         $   546,203

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

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The consolidated financial statements contained on pages 18 through 47 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 8 hereof:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 1998

     Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 1998

     Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1998

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


                                                                   Page in
                                                                   Sequentially
No.         Exhibits                                               Numbered Copy

 3.1        Certificate of Incorporation of CKF Bancorp, Inc.            *
 3.2        Bylaws of CKF Bancorp, Inc.                                  *
10.1        CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan       **
10.2(a)     Severance Agreements between Central Kentucky Federal        **
            Savings Bank and Thomas R. Poland and Ann L. Hooks
    (b)     Severance Agreements between CKF Bancorp, Inc. and           **
            Thomas R. Poland and Ann L. Hooks
10.3(a)     Employment Agreement between Central Kentucky                **
            Federal Savings Bank and John H. Stigall
    (b)     Employment Agreement between CKF Bancorp, Inc.               **
            and John H. Stigall
10.4        CKF Bancorp, Inc. Employee Recognition Plan                  **
13          1998 Annual Report to Stockholders
21          Subsidiaries of the Registrant
23          Consent of Accountants
27          Financial Data Schedule

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report on Form 10-KSB.

     (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference.

     (d) Financial Statements and Financial Statement Schedules Excluded From Annual Report. There are no financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CKF BANCORP, INC.


March 24, 1999                         By: /s/ John H. Stigall
                                          --------------------
                                          John H. Stigall
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John H. Stigall                                            March 24, 1999
-------------------
John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ann L. Hooks                                               March 24, 1999
----------------
Ann L. Hooks
Vice President and Treasurer
(Principal Financial Officer and
  Principal Accounting Officer)

/s/ Jack L. Bosley, Jr.                                        March 24, 1999
-----------------------
Jack L. Bosley, Jr.
(Director)

/s/ W. Irvine Fox, Jr.
----------------------                                         March 24, 1999
W. Irvine Fox, Jr.
(Director)

/s/ J. T. Goggans                                              March 24, 1999
-----------------
J. T. Goggans
(Director)

/s/ W. Banks Hudson, III                                       March 24, 1999
------------------------
W. Banks Hudson, III
(Director)

/s/ Yvonne Y. Morley                                           March 24, 1999
--------------------
Yvonne Y. Morley
(Director)

/s/ Warren O. Nash                                             March 24, 1999
------------------
Warren O. Nash
(Director)