Form 10-Q
period 1999-03-31
CKF BANCORP INC
filed 1999-05-05
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                     _____________________________________

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999.


                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26570


                               CKF BANCORP, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                            61-1267810
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                        40422
----------------------------------------                   --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (606) 236-4181
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes  X         No ____
    ---

As of May 3, 1999, 886,175 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
              (unaudited) and December 31, 1998............................... 3

         Consolidated Statements of Income for the Three-Month Periods Ended
              March 31, 1999 and 1998 (unaudited)............................. 4

         Consolidated Statement of Changes in Stockholders'Equity for the
              Three Month Period Ended March 31, 1999 (unaudited)............  5

         Consolidated Statements of Cash Flows for the Three-Month
              Periods Ended March 31, 1999 (unaudited).......................  6


         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 14

Item 2.  Changes in Securities............................................... 14

Item 3.  Defaults Upon Senior Securities..................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders................. 14

Item 5.  Other Information................................................... 14

Item 6.  Exhibits and Reports on Form 8-K.................................... 14


SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                               ---------------

                                                                            AS OF                  AS OF
                                                                           MARCH 31,            DECEMBER 31,
                                                                             1999                  1998
                                                                        -------------          ------------
ASSETS
Cash and due from banks                                                 $     182,881          $    545,711
Interest bearing deposits                                                   2,603,778             3,458,161
Investment securities:
  Securities available-for-sale                                               573,125               634,585
  Securities held-to-maturity                                               2,022,705             2,042,705
Loans receivable, net                                                      58,333,437            57,911,846
Accrued interest receivable                                                   402,081               431,153
Office property and equipment, net                                            538,340               546,203
Other assets                                                                   10,371                 9,551
                                                                        -------------          ------------

    Total assets                                                        $  64,666,718          $ 65,579,915
                                                                        =============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
Advance from Federal Home Loan Bank                                     $  50,335,180          $ 48,938,374
Advance payment by borrowers for taxes                                        112,483             2,119,932
 and insurance
Other liabilities                                                              63,634                39,737
                                                                              673,754               615,167
                                                                        -------------          ------------
    Total liabilities
                                                                           51,185,051            51,713,210

Stockholders' equity:
Common stock, $.01 par value, 4,000,000
 shares authorized;  1,000,000  shares issued                                  10,000                10,000
Additional paid-in capital                                                  9,563,796             9,555,017
Retained earnings, substantially restricted                                 7,324,278             7,366,006
Accumulated other comprehensive income                                        371,802               410,294
Treasury stock, 106,525 and 85,945 shares, respectively, at cost           (2,052,191)           (1,683,489
Incentive Plan Trust, 60,100 and 62,500 shares, respectively, at cost      (1,179,853)           (1,221,853)
Unearned Employee Stock Ownership Plan (ESOP) stock                          (556,165)             (569,270)
                                                                        -------------          ------------
   Total shareholder's equity                                              13,481,667            13,866,705
                                                                        -------------          ------------

   Total liabilities and shareholders' equity                           $  64,666,718          $ 65,579,915
                                                                        =============          ============


          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                ---------------

                                                                                  FOR THE THREE-MONTH PERIODS
                                                                                        ENDED MARCH 31
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                -------------    -------------
INTEREST INCOME:
  Interest on loans                                                             $   1,057,822    $   1,112,986
  Interest and dividends on investments                                                32,137           34,227
  Other interest income                                                                29,144           22,373
                                                                                -------------    -------------
     Total interest income                                                          1,119,103        1,169,586
                                                                                -------------    -------------

INTEREST EXPENSE:
  Interest on deposits                                                                610,024          567,855
  Other interest                                                                        3,544           48,486
                                                                                -------------    -------------
     Total interest expense                                                           613,568          616,341
                                                                                -------------    -------------

NET INTEREST INCOME                                                                   505,535          553,245
  Provision for loan losses                                                             9,000            6,000
                                                                                -------------    -------------
    Net interest income after provision for loan losses                               496,535          547,245
                                                                                -------------    -------------

NON-INTEREST INCOME:
  Loan and other service fees                                                          20,375           18,339
  Other, net                                                                              979              540
                                                                                -------------    -------------
     Total non-interest income                                                         21,354           18,879
                                                                                -------------    -------------

NON-INTEREST EXPENSE:
  Compensation and benefits                                                           137,129          141,214
  Federal insurance premium                                                             6,988            6,717
  Legal and professional fees                                                          12,455            5,816
  State franchise tax                                                                  13,149           13,231
  Occupancy expense, net                                                               11,959            9,408
  Data processing                                                                      14,634           13,632
  Other operating expenses                                                             60,016           55,708
                                                                                -------------    -------------
     Total non-interest expense                                                       256,330          245,726
                                                                                -------------    -------------

Income before income tax expense                                                      261,559          320,398
Provision for income taxes                                                             88,937          108,627
                                                                                -------------    -------------
Net income                                                                      $     172,622     $    211,771
                                                                                =============    =============
Earnings per common share                                                                 .22              .27
                                                                                =============    =============
Earnings per common share - assuming dilution                                             .22              .26
                                                                                =============    =============
Weighted average common shares outstanding
 during the quarter                                                                   785,465          792,309
                                                                                =============    =============
Weighted average common shares after dilutive effect outstanding
   during the quarter                                                                 799,918          818,652
                                                                                =============    =============

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
                                  (UNAUDITED)

                              -------------------

                                                                                Accumlated
                                                     Additional                   Other                              Incentive
                                          Common      Paid-in     Retained     Comprehensive       Treasury             Plan
                                          Stock       Capital     Earnings         Income           Stock               Trust
                                          -----      ----------   ---------    -------------     ------------      ---------------
Balance, December 31, 1998                $10,000    $9,555,017   $7,366,006   $ 410,294         $ (1,683,489)       $  (1,221,853)

Comprehensive income:
  Net income                                                         172,622
  Other comprehensive loss, net of tax
    unrealized loss on securities                                                (38,492)

Total comprehensive income

Dividend declared                                                   (214,350)

ESOP shares earned                                       19,279

Purchase of common stock, 20,580 shares                                                              (368,702)

Shares issued upon exercise of options                  (10,500)                                                            42,000
                                          -------    ----------   ----------   ----------        --------------      -------------
Balance, March 31, 1999                   $10,000    $9,563,796   $7,324,278   $ 371,802         $ (2,052,191)       $  (1,179,853)
                                          =======    ==========   ==========   ==========        ==============      ==============
                                            Unearned               Total
                                              ESOP               Stockholders'
                                             Shares                Equity
                                          ------------         --------------
Balance, December 31, 1998                $  (569,270)         $   13,866,705
                                                               ---------------
Comprehensive income:
  Net income                                                          172,622
  Other comprehensive loss, net of tax
    unrealized loss on securities                                     (38,492)
                                                               ---------------
Total comprehensive income                                            134,130

Dividend declared                                                    (214,350)

ESOP shares earned                             13,105                  32,384

Purchase of common stock, 20,580 shares                              (368,702)

Shares issued upon exercise of options                                 31,500
                                          ------------         ---------------
Balance, March 31, 1999                   $  (556,165)         $   13,481,667
                                          ============         ===============


   The accompanying notes are an integral part of the consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             ---------------------

                                                                                FOR THE THREE-MONTH PERIODS
                                                                                        ENDED MARCH 31
                                                                                    1999              1998
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     172,622    $  211,771
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
      Provision for loan losses                                                         9,000         6,000
      Amortization of loan fees                                                        (1,964)       (5,371)
      ESOP benefit expense                                                             23,493        25,895
      Provision for depreciation                                                        7,863         6,870
      FHLB stock dividend                                                              (9,500)       (9,200)
      Amortization of investment premium                                                1,275           859
   Change in:
      Interest receivable                                                              29,072        (4,494)
      Other liabilities and federal income taxes payable                               79,257       135,247
      Prepaid expense                                                                    (820)        5,842
      Interest payable                                                                  2,296        (2,999)
                                                                                -------------    ----------
          Net cash provided by operating activities                                   312,594       370,420
                                                                                -------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan originations and principal payment on loans, net                             (428,627)     (752,536)
   Purchase of office equipment                                                                     (10,950)
   Principle repayment on mortgage back securities                                     28,226        38,812
                                                                                -------------    ----------
          Net cash (used) by investing activities                                    (400,401)     (724,674)
                                                                                -------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                            676,206       722,992
   Net increase (decrease) in certificates of deposit                                 720,600     1,240,672
   Net increase (decrease) in custodial accounts                                       23,897        27,949
   Payments on FHLB advances                                                       (2,007,449)   (2,033,082)
   Dividends paid                                                                    (214,350)     (201,024)
   Purchase of common stock                                                          (368,702)     (633,876)
   Additional principal payment on ESOP loan                                            8,892        19,211
   Proceeds from exercise of stock option                                              31,500       115,500
                                                                                -------------    ----------
          Net cash provided (used) by financing activities                         (1,129,406)     (741,658)
                                                                                -------------    ----------

Increase (decrease) in cash and cash equivalents                                   (1,217,213)   (1,095,912)
Cash and cash equivalents, beginning of period                                      4,003,872     3,273,557
                                                                                -------------    ----------
Cash and cash equivalents, end of period                                        $   2,786,659    $2,177,645
                                                                                =============    ==========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                   $                $   13,219
                                                                                =============    ==========
   Cash paid for interest                                                       $     611,272    $  613,342
                                                                                =============    ==========

         See accompanying notes ot consolidated financial statements.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

2.   REGULATORY CAPITAL

     At March 31, 1999, the Bank's regulatory capital levels exceeded each of the three regulatory capital requirements. The following table reconciles the Bank's stockholder equity at March 31, 1999 to its regulatory capital requirements.

                                                                      REGULATORY CAPITAL
                                                                ------------------------------
                                                                     CORE         RISK-BASED
                                                                    CAPITAL        CAPITAL
                                                                --------------   -------------
                                                                       (In thousands)
     Stockholder equity                                           $  11,738       $  11,738
       Net unrealized appreciation on investment
        securities available-for-sale                                  (372)           (372)
       General allowance for loan losses                                  -             135
                                                                  ---------       ---------
       Regulatory capital                                            11,366          11,501
       Minimum capital requirement                                    2,564           3,049
                                                                  ---------       ---------
       Excess regulatory capital                                  $   8,802       $   8,452
                                                                  =========       =========

       Minimum capital requirement as a percentage of assets            4.0%            8.0%
       Regulatory capital in excess of minimum capital
        requirements as a percentage of assets                         13.7%           22.2%/1/


____________________

/1/ Based on risk weighted assets.

3.   DIVIDENDS

     A cash dividend of $0.27 per share was paid on February 10, 1999 to stockholders of record as of January 28, 1999. The total dividends paid by the Company for the quarter ended March 31, 1999 amounted to $214,350.

4.   COMMON STOCK

     During March 1999, options to acquire 2,400 shares at $13.125 per share were exercised with the Company receiving total proceeds of $31,500. In addition, the Company purchased 21,580 shares of treasury stock at a cost of $368,702 during the three months ended March 31, 1999.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased approximately $913,000, or 1.4%, from $65.6 million at December 31, 1998 to $64.7 million at March 31, 1999. The net decrease in assets includes a $1.2 million or 30.4% decrease in cash and interest bearing deposits and a $81,000 or 3.0% decrease in investment securities offset by a $422,000 or
 .7% increase in net loans receivable.

The Company's aggregate investment securities portfolio decreased $81,000, or 3.0%, to $2.6 million at March 31, 1999. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $61,000 due solely to the decrease in the market value of such securities. Securities held-to-maturity decreased $20,000 due to principle repayments offset by stock dividends and premium amortization.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 1999, the Company included net unrealized gains of approximately $372,000 in stockholders' equity. At December 31, 1998, the Company included net unrealized gains of approximately $410,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $422,000, or .7%, from $57.9 million at December 31, 1998 to $58.3 million at March 31, 1999 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $1.4 million, or 2.9%, to $50.3 million at March 31, 1999. This increase reflects the Company's competitively priced product line within the local market area.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET INCOME

Net income for the three months ended March 31, 1999 was $173,000 compared to $212,000 for the corresponding period in 1998, a decrease of $39,000, or 18.4%. The decrease resulted primarily from decreases in net interest income of $48,000 and increases in non-interest expense of $11,000, offset by a decrease in income tax expense of $20,000.

INTEREST INCOME

Interest income totaled 7.1% of average assets for the quarter ended March 31, 1999 compared to 7.7% for the quarter ended March 31, 1998. Interest income decreased $50,000, or 4.3%, to $1.1 million for the quarter ended March 31, 1999 from $1.2 million for the quarter ended March 31, 1998. The decrease was due to a decrease of 60 basis points in the effective rate earned on interest-bearing assets for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, offset by an increase in the average earning assets of $2.3 million for the quarter ended March 31, 1999 compared to the same period in 1998.

INTEREST EXPENSE

Interest expense totaled $614,000 and $616,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in interest expense of $2,000 or
 .4%, for the three months ended March 31, 1999 as compared to the same period for 1998 was due to a decrease in average interest rates paid on deposits from 5.1% to 4.9%, offset by an increase of $2.1 million in average interest bearing liabilities for the quarter ended March 31, 1999 compared to the same period in 1998.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $9,000 and $6,000 for the three month period ended March 31, 1999 and 1998, respectively. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area.

NON-INTEREST INCOME

Non-interest income amounted to $21,000 and $19,000 for the three months ended March 31, 1999 and 1998, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $20,000 and $18,000 for the three months ended March 31, 1999 and 1998, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $256,000 and $245,000 for the three months ended March 31, 1999 and 1998, respectively, an increase of $11,000, or 4.3%, and such expense amounted to 1.6% of average assets for both periods. The increase of $11,000 was due to a $7,000 increase in legal and professional fees expense and a $4,000 increase in other operating expenses. The increase in legal and professional fees expense was due to services performed regarding an additional branch the Company is planning to build in the Ridgefield

Shopping Center in Danville, Kentucky. The additional branch is expected to begin operations during the first quarter of year 2000.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 1999 and 1998 was $89,000 and $109,000, respectively, which, as a percentage of income before income taxes was 34% for both periods.

YEAR 2000 READINESS DISCLOSURE

The Company's operations, like those of most financial institutions, are substantially dependent upon computer systems for lending and deposit activities. The Company is addressing the potential problems associated with the possibility that the computers which control its data processing activities, facilities, and networks may not be programmed to read four-digit dates, and upon the arrival of the year 2000, may recognize the two-digit code "00" as the year 1900 rather than 2000. If uncorrected, this could cause systems to fail to function or generate erroneous information.

The following information is provided in accordance with the Year 2000 Information and Readiness Disclosure Act of 1998, a special law, which encourages companies, like Central Kentucky Federal, to communicate information about their Year 2000 readiness plan.

Central Kentucky Federal Savings Bank (CKF) began preparation for achieving Year 2000 compliance in May of 1997. All electronic data exchange systems, including both in-house applications and service bureau providers, were inventoried and assessed for Year 2000 compliance. Systems classified as mission critical have either been verified as Y2K compliant, replaced with compliant updates or scheduled for replacement and testing.

CKF is heavily dependent upon one major data processing service provider. Intrieve, Inc. provides customer account records, check clearing, general ledger, and ATM services to CKF. The majority of systems provided by Intrieve, Inc. were certified Y2K ready by the end of 1998. Intrieve, Inc. has completed migration of all core systems to a new Y2K ready mainframe computer. Proxy testing was completed in October 1998 and end-to-end testing was completed in November 1998. However, CKF will be replacing its on-line teller system with a Y2K compliant network in April of 1999. This equipment will be tested and certified in May of 1999. Similarly, the ATM network was upgraded in September of 1998 and could not be tested in conjunction with other systems at that time. Intrieve decided to conduct end-to-end testing for ATM systems on a proxy basis, due to complexity of coordinating with the various regional and national networks. One machine of each manufacturer and type was selected for testing. The testing was completed in February 1999, and the test results were verified as compliant.

CKF has spent approximately $8,000 for Y2K compliance efforts through March 31, 1999. It expects to spend an additional $75,000 through the end of 1999. These future costs are estimated at $40,000 for hardware changes, $30,000 for software upgrades, and an additional $5,000 for labor. All of these funds will come from budgeted operational and capital expenditure accounts.

The most critical element of CKF's Year 2000 preparation is the performance of Intrieve, Inc. Should Intrieve not meet deadlines or fail to successfully modify its systems, CKF would face the prospect of having to revert to manual posting and processing of customer accounts. Based on the number of accounts and activity volume, it is possible to continue operations for a reasonable period of time.

On August 1, 1998, the bank issued a Year 2000 contingency plan. Each core business was evaluated and prioritized for Year 2000 impact. Those systems identified as mission critical have a business recovery/contingency plan. The majority of these systems can be dealt with in a manner that will result in minimal impact to the customers or financial condition of the bank. However, if Intrieve, Inc. should fail to function properly after the century change date, a significant impact on customers, and operations would occur. Therefore, an extensive set of plans have been prepared to continue operations as close to normal as possible. Some of the key contingency items are: maintaining machine-readable copies of master files, printed and microfiche copies of records/trial balances, off-site storage of back-up records and computer hardware redundancy. If mainframe processing is unavailable to the bank, a plan for manual posting and processing is in place. With electronic records as of December 29, 1999, downloaded via diskettes to a stand alone PC at the bank, processing will continue through a spreadsheet (Excel) application. It is expected that this manual process will be adequate to maintain operations during the most likely worst case scenario.

The foregoing discussion, regarding the timing , effectiveness, implementation, and cost of CKF's Year 2000 efforts, contains forward-looking statements, which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated. Also, please note that the CKF will periodically update and revise this Year 2000 Readiness Disclosure as conditions warrant.

NON-PERFORMING ASSETS

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                    MARCH 31,   DECEMBER 31,
                                                                       1999         1998
                                                                    ----------  -------------
                                                                     (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
 Real Estate:
  Residential                                                        $    223       $     27
  Commercial
 Consumer                                                                  13             38
                                                                     --------       --------
   Total                                                             $    236       $     65
                                                                     ========       ========

Accruing loans which are contractually past due 90 days or more:
 Real Estate:
  Residential                                                             351            356
  Commercial
 Consumer                                                                  15
                                                                     --------       --------
   Total                                                                  366            356
                                                                     ========       ========

Total of loans accounted for as non-accrual or as accruing past
 due 90 days or more                                                 $    602       $    421
                                                                     ========       ========
Percentage of total loans                                                1.03%           .73%
                                                                     ========       ========
Other non-performing assets/2/                                       $      -       $      -
                                                                     ========       ========
Restructured loans                                                   $      -       $      -
                                                                     ========       ========

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

During the three months ended March 31, 1999, additional interest income of $9,277 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the three months ended March 31, 1999 totaled $658.

At March 31, 1999, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first quarter of fiscal year 1999, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets.

At March 31, 1999, the Bank had outstanding commitments to originate loans totaling $318,000, excluding $932,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 1999 totaled $24.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

            b. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF BANCORP, INC.

Date:     May 3, 1999     /s/ John H. Stigall
                          ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date:     May 3, 1999     /s/ Ann L. Hooks
                          ------------------------------------------------------
                          Ann L. Hooks, Vice President, Treasurer, and Secretary
                          (Principal Financial and Accounting Officer)