Form 10-Q
period 1999-06-30
CKF BANCORP INC
filed 1999-08-11
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                ----------------------------------------------

                                   FORM 10-Q
   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999


                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-25180


                               CKF Bancorp, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        61-1267810
------------------------------                      --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

340 West Main Street, Danville, Kentucky                       40422
----------------------------------------            --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (606) 236-4181
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X      No
    -----       -----

As of August 5, 1999, 881,375 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                   Exhibit Index at Page N/A
                                                                           ---

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
            December 31, 1998.........................................................3

         Consolidated Statements of Income for the Three-Month Periods
            Ended June 30, 1999 and 1998 (unaudited) and the Six-Month
            Periods Ended June 30, 1999 and 1998 (unaudited)..........................4

         Consolidated Statement of Changes in Stockholders' Equity for the
            Six Month Period Ended June 30, 1999 (unaudited)..........................5

         Consolidated Statements of Cash Flows for the Six-Month Periods Ended
            June 30, 1999 and 1998 (unaudited)........................................6

         Notes to Consolidated Financial Statements...................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................9

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................................15
Item 2.  Changes in Securities.......................................................15
Item 3.  Defaults Upon Senior Securities.............................................15
Item 4.  Submission of Matters to a Vote of Security Holders.........................15
Item 5.  Other Information...........................................................15
Item 6.  Exhibits and Reports on Form 8-K............................................15

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                            -----------------------

                                                                              As of                As of
                                                                            June 30,             December 31,
                                                                              1999                  1998
                                                                         ---------------       ---------------
ASSETS                                                                      (Unaudited)
Cash and due from banks                                                  $       330,529       $       545,711
Interest bearing deposits                                                      2,063,411             3,458,161
Investment securities:
   Securities available-for-sale                                                 577,500               634,585
   Securities held-to-maturity                                                 2,012,505             2,042,705
Loans receivable, net                                                         61,159,637            57,911,846
Accrued interest receivable                                                      426,818               431,153
Office property and equipment, net                                               852,090               546,203
Other assets                                                                      53,872                 9,551
                                                                         ---------------       ---------------

     Total assets                                                        $    67,476,362       $    65,579,915
                                                                         ===============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                 $    51,601,524       $    48,938,374
Advance from Federal Home Loan Bank                                            1,604,906             2,119,932
Advance payment by borrowers for taxes and insurance                              99,651                39,737
Other liabilities                                                                684,642               615,167
                                                                         ---------------       ---------------

     Total liabilities                                                        53,990,723            51,713,210
                                                                         ---------------       ---------------

Stockholders' equity:
Common stock, $.01 par value, 4,000,000 shares authorized;
   1,000,000 shares issued                                                        10,000                10,000
Additional paid-in capital                                                     9,573,109             9,555,017
Retained earnings, substantially restricted                                    7,518,901             7,366,006
Accumulated other comprehensive income                                           374,689               410,294
Treasury stock, 118,625 and 85,945 shares, respectively, at cost              (2,260,791)           (1,683,489)
Incentive Plan, 60,100 and 62,500 shares, respectively, at cost               (1,179,853)           (1,221,853)
Unearned Employee Stock Ownership Plan (ESOP) shares                            (550,416)             (569,270)
                                                                         ---------------       ---------------

     Total shareholder's equity                                               13,485,639            13,866,705
                                                                         ---------------       ---------------

     Total liabilities and shareholders' equity                          $    67,476,362       $    65,579,915
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                              -----------------------

                                              For the Three-Month Periods         For the Six-Month Periods
                                                     Ended June 30,                     Ended June 30,
                                            -------------------------------     ------------------------------
                                                 1999              1998             1999              1998
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans....................    $    1,099,839    $   1,093,666     $   2,157,661    $   2,206,652
   Interest and dividends on investments            32,600           31,956            64,737           66,183
   Other interest income................            26,948           28,466            56,092           50,839
                                            --------------    -------------     -------------    -------------
     Total interest income..............         1,159,387        1,154,088         2,278,490        2,323,674
                                            --------------    -------------     -------------    -------------

Interest expense:.......................
   Interest on deposits.................           626,454          595,988         1,236,478        1,163,843
   Other interest expense...............            10,090           36,074            13,634           84,560
                                            --------------    -------------     -------------    -------------
     Total interest expense.............           636,544          632,062         1,250,112        1,248,403
                                            --------------    -------------     -------------    -------------

Net interest income.....................           522,843          522,026         1,028,378        1,075,271
Provision for loan losses...............             9,000            6,000            18,000           12,000
                                            --------------    -------------     -------------    -------------
     Net interest income after
     provision for loan losses..........           513,843          516,026         1,010,378        1,063,271
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees..........            20,604           20,045            40,979           38,384
   Other, net...........................               932            1,220             1,911            1,760
                                            --------------    -------------     -------------    -------------
     Total non-interest income..........            21,536           21,265            42,890           40,144
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits............           125,138          132,002           262,267          273,216
   Federal insurance premium............             7,227            6,827            14,215           13,544
   State franchise tax..................            15,514           20,645            28,663           26,461
   Occupancy expenses, net..............            13,612            6,411            25,571           19,642
   Data processing expenses.............            13,680           19,449            28,314           28,857
   Legal and other professional fees....            15,634           11,761            28,089           25,393
   Loss on real estate owned............                              5,004                              5,004
   Other operating expenses.............            74,119           68,374           134,135          124,082
                                            --------------    -------------     -------------    -------------
     Total non-interest expense.........           264,924          270,473           521,254          516,199
                                            --------------    -------------     -------------    -------------

Income before income tax expense........           270,455          266,818           532,014          587,216
Provision for income taxes..............            75,832           91,613           164,769          200,240
                                            --------------    -------------     -------------    -------------

Net income..............................    $      194,623    $     175,205     $     367,245    $     386,976
                                            ==============    =============     =============    =============

Earnings per common share...............    $          .25    $         .22     $         .47    $         .49
                                            ==============    =============     =============    =============
Earnings per common share
   -assuming dilution...................    $          .25    $         .22     $         .46    $         .48
                                            ==============    =============     =============    =============

Weighted average common shares
   outstanding during the quarter.......    $      769,342    $     781,774     $     777,404    $     787,041
                                            ==============    =============     =============    =============
Weighted average common shares after
   dilutive effect outstanding during
   the quarter..........................    $      781,654    $     806,086     $     790,786    $     812,368
                                            ==============    =============     =============    =============

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the six month period ended June 30, 1999
                                   (unaudited)
                          ------------------------------

                                                                                                 Accumulated
                                                                Additional                          Other
                                                Common           Paid-in          Retained      Comprehensive       Treasury
                                                Stock            Capital          Earnings          Income            Stock
                                            ------------      ------------      ------------     ------------     ------------
Balance, December 31, 1998                  $     10,000      $  9,555,017      $  7,366,006     $    410,294     $ (1,683,489)

Comprehensive income:
   Net income                                                                        367,245
   Other comprehensive loss, net of tax
     unrealized losses on securities                                                                  (35,605)

Total comprehensive income

Dividend declared                                                                   (214,350)

ESOP shares earned                                                  28,592

Purchase of common stock, 32,680 shares                                                                               (577,302)

Shares issued upon exercise of options                             (10,500)
                                            ------------      ------------      ------------     ------------     ------------

Balance, June 30, 1999                      $     10,000      $  9,573,109      $  7,518,901     $    374,689     $ (2,260,791)
                                            ============      ============      ============     ============     ============


                                                                Unearned           Total
                                              Incentive           ESOP          Stockholders'
                                                Plan             Shares            Equity
                                            -------------     ------------      ------------
Balance, December 31, 1998                  $ (1,221,853)     $   (569,270)     $ 13,866,705
                                                                                ------------

Comprehensive income:
   Net income                                                                        367,245
   Other comprehensive loss, net of tax
     unrealized losses on securities                                                 (35,605)
                                                                                ------------

Total comprehensive income                                                           331,640

Dividend declared                                                                   (214,350)

ESOP shares earned                                                  18,854            47,446

Purchase of common stock, 32,680 shares                                             (577,302)

Shares issued upon exercise of options            42,000                              31,500
                                            ------------      ------------      ------------

Balance, June 30, 1999                      $ (1,179,853)     $   (550,416)     $ 13,485,639
                                            ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      -------------------------------------

                                                                                  For the Six-Month Periods
                                                                                         Ended June 30
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                -------------    -------------
Cash flows from operating activities:
   Net income                                                                   $     367,245    $     386,976
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                        18,000           12,000
      Loss on real estate owned                                                                          5,004
      Amortization of loan fees                                                       (11,796)          (7,539)
      ESOP benefit expense                                                             38,554           51,005
      Provision for depreciation                                                       15,726           13,740
      FHLB stock dividend                                                             (19,300)         (18,700)
      Amortization of investment premium                                                1,695            1,645
   Change in:
      Interest receivable                                                               4,335            5,952
      Other liabilities                                                                82,612           47,271
      Prepaid expense                                                                 (44,321)         (31,279)
      Interest payable                                                                  8,343           (2,207)
                                                                                -------------    -------------
          Net cash provided by operating activities                                   461,093          463,868
                                                                                -------------    -------------
Cash flows from investing activities:
   Loan originations and principal payment on loans, net                           (3,253,995)        (233,169)
   Purchase of land and office equipment                                             (321,613)         (28,733)
   Proceeds from sale of real estate owned                                                              33,627
   Matured held-to-maturity securities                                                500,000          500,000
   Purchase of held-to-maturity securities                                           (500,000)
   Principle repayment on mortgage-backed securities                                   47,805           73,033
                                                                                -------------    -------------
          Net cash provided (used) by investing activities                         (3,527,803)         344,758
                                                                                -------------    -------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                          1,082,309        1,059,638
   Net increase (decrease) in certificates of deposit                               1,580,841        1,977,373
   Net increase (decrease) in custodial accounts                                       59,914           57,973
   Proceeds from FHLB advances                                                      1,500,000
   Payments on FHLB advances                                                       (2,015,026)      (3,042,601)
   Dividends paid                                                                    (214,350)        (201,024)
   Purchase of common stock                                                          (577,302)        (665,076)
   Additional principal payment on ESOP loan                                            8,892           19,211
   Proceeds from exercise of stock option                                              31,500          136,500
                                                                                -------------    -------------
          Net cash provided by financing activities                                 1,456,778         (658,006)
                                                                                -------------    -------------

Increase (decrease) in cash and cash equivalents                                   (1,609,932)         150,620
Cash and cash equivalents, beginning of period                                      4,003,872        3,273,557
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                        $   2,393,940    $   3,424,177
                                                                                =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                   $      75,000    $     187,219
                                                                                =============    =============
   Cash paid for interest                                                       $   1,241,769    $   1,250,610
                                                                                =============    =============

Mortgage loans originated to finance sale of foreclosed real estate             $      70,625    $      15,000
                                                                                =============    =============

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

2.   Regulatory Capital

     At June 30, 1999, the Bank's regulatory capital levels exceeded each of the two regulatory capital requirements. The following table reconciles the Bank's stockholder equity at June 30, 1999 to its regulatory capital requirements.

                                                                                      Regulatory Capital
                                                                                ------------------------------
                                                                                    Core           Risk-Based
                                                                                   Capital           Capital
                                                                                -------------    -------------
                                                                                         (In thousands)
          Stockholder equity                                                    $      11,941    $      11,941
             Net unrealized appreciation on investment
                 securities available-for-sale                                           (375)            (375)
             General allowance for loan losses                                              -              143
                                                                                -------------    -------------
             Regulatory capital                                                        11,566           11,709
             Minimum capital requirement                                                2,699            3,238
                                                                                -------------    -------------
             Excess regulatory capital                                          $       8,867    $       8,471
                                                                                =============    =============

             Minimum capital requirement as a percentage of assets                        4.0%             8.0%
             Regulatory capital in excess of minimum capital
                 requirements as a percentage of assets                                  13.3%           20.9%/1/

--------------------------------------

/1/ Based on risk weighted assets.

3.        Dividends

          A cash dividend of $0.27 per share was paid on February 10, 1999 to stockholders of record as of January 28, 1999. The total dividends paid by the Company for the six month period ended June 30, 1999 amounted to $214,350.

4.        Common Stock

          During the six months ended June 30, 1999, options to acquire 2,400 shares at $13.125 per share were exercised with the Company receiving total proceeds of $31,500. In addition, the Company purchased 32,680 shares of treasury stock at a cost of $577,302 during the six months ended June 30, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $1.9 million, or 2.9%, from $65.6 million at December 31, 1998 to $67.5 million at June 30, 1999. The net increase in assets includes a $3.2 million, or 5.6%, increase in net loans receivable, and a $346,000, or 35.0%, increase in other assets offset by a $87,000, or 3.3%, decrease in investment securities, and a $1.6 million decrease in cash and interest bearing deposits .

The Company's aggregate investment securities portfolio decreased $87,000, or 3.3% to $2.6 million at June 30, 1999. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $57,000 due solely to the decrease in the market value of such securities. Securities held-to-maturity decreased $30,000 due to principle repayments offset by stock dividends and premium amortization.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1999, the Company included net unrealized gains of approximately $375,000 in stockholders' equity. At December 31, 1998, the Company included net unrealized gains of approximately $410,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $3.2 million, or 5.6%, from $57.9 million at December 31, 1998 to $61.1 million at June 30, 1999 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $2.7 million, or 5.4%, to $51.6 million at June 30, 1999. This increase reflects the Company's competitively priced product line within the local market area.


Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net Income

Net income for the three months ended June 30, 1999 was $195,000 compared to $175,000 for the corresponding period in 1998, an increase of $20,000, or 11.1%. The increase resulted primarily from a decrease in non-interest expense of $5,000 and a decrease of $15,000 in income tax expense.

Interest Income

Interest income totaled 6.9% of average assets for the quarter ended June 30, 1999 compared to 7.5% for the quarter ended June 30, 1998. Interest income was $1.2 million for both quarters ended June 30, 1999 and 1998. Interest income remained comparable as the effect of the increase of $5.5 million in the average earning assets was offset by the impact of the decrease of 58 basis points in the effective rate earned on interest bearing assets.

Interest Expense

Interest expense totaled $637,000 and $632,000 for the six months ended June 30, 1999 and 1998, respectively. Interest expense remained comparable as the effect of the increase of $5.2 million in the average interest bearing liabilities was offset by the impact of the decrease of 47 basis points in the effective rate paid on deposits and FHLB advances.

Provision for Loan Losses

The Bank established a provision for loan losses of $9,000 and $6,000 for the three month periods ended June 30, 1999 and 1998. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends, and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $21,000 for both the three months periods ended June 30, 1999 and 1998. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $21,000 and $20,000 for the three months ended June 30, 1999 and 1998, respectively.

Non-Interest Expense

Non-interest expense totaled $265,000 and $270,000 for the three months ended June 30, 1999 and 1998, respectively, a decrease of $5,000, or 2.1%, and such expense amounted to 1.6% and 1.7% of average assets. The decrease was due to a $6,000 decrease in compensation and benefits, a $6,000 decrease in data processing expenses, a $5,000 decrease in state franchise taxes and a $5,000 decrease in the loss on real estate owned offset by a $7,000 increase in occupancy expenses, a $4,000 increase in legal and other professional fees plus a $6,000 increase in other operating expenses.

Income Taxes

The provision for income taxes for the three months ended June 30, 1999 and 1998 was $76,000 and $91,000, respectively, which, as a percentage of income before income taxes was 28% and 34% for the three month quarters ended June 30, 1999 and 1998, respectively.


Results of Operations for the Six Months Ended June 30, 1999 and 1998

Net Income

Net income for the six months ended June 30, 1999 was $367,000, as compared to $387,000 for the corresponding period in 1998, a decrease of $20,000, or 5.1%. The decrease resulted primarily from a decrease of $47,000 in net interest income, an increase of $6,000 in the provision for loan losses, and an increase of $5,000 in non-interest expense offset by a decrease of $35,000 in income tax expense, and an increase of $3,000 in non-interest income.

Interest Income

Interest income totaled $2.3 million for the six months ended June 30, 1999, which was $45,000 less than the comparable period in 1998. The decrease in interest income of $45,000, or 1.9%, for the six months ended June 30, 1999 as compared to the same period for 1998 was due primarily to a decrease of 59 basis points in the effective rate earned on interest bearing assets offset by an increase of $3.9 million in the average balance of interest earning assets.

Interest Expense

Interest expense totaled $1.2 million for the six months periods ended June 30, 1999 and 1998. Interest expense remained comparable as the effect of the increase of $3.6 million in the average interest bearing liabilities was offset by the impact of the decrease of 36 basis points in the effective rate paid on deposits and FHLB advances.

Provision for Loan Losses

The Bank established a provision for loan losses of $18,000 and $12,000 for the six month period ended June 30, 1999 and 1998, respectively. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $43,000 and $40,000 for the six months ended June 30, 1999 and 1998, respectively. Noninterest income included primarily fees charged in connection with loans and service charges on deposit accounts of $41,000 and $38,000 for the six months ended June 30, 1999 and 1998, respectively.

Non-Interest Expense

Non-interest expense totaled $521,000 and $516,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $5,000 or 1.0%, and such expense amounted to 1.6% of average assets for both periods. The increase was primarily due to an increase of $10,000 in other operating expenses, an increase of $6,000 in occupancy expenses, an increase of $3,000 in legal and other professional fees plus a $2,000 increase in state franchise taxes offset by a decrease of $11,000 in compensation and benefits and a decrease of $5,000 in the loss on real estate owned.

Income Taxes

The provision for income taxes for the six months ended June 30, 1999 and 1998 was $135,000 and $200,000, respectively, and, as a percentage of income before income taxes was 31% and 34% for the six months ended June 30, 1999 and 1998, respectively.

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

The following information is provided in accordance with the Year 2000 Information and Readiness Disclosure Act of 1998, a special law, which encourages companies, like CKF Bancorp, Inc., to communicate information about their Year 2000 readiness plan.

The Bank is heavily dependent upon one major data processing service provider. Intrieve, Inc. provides customer account records, check clearing, general ledger, and ATM services to the Bank. The majority of systems provided by Intrieve, Inc. were certified Y2K ready by the end of 1998. Intrieve, Inc. has completed migration of all core systems to a new Y2K ready mainframe computer. Proxy testing was completed in October 1998 and end-to-end testing was completed in November 1998. However, the Bank replaced its on-line teller system with a Y2K compliant network in April of 1999. This equipment was tested and certified in May of 1999. Similarly, the ATM network was upgraded in September of 1998 and could not be tested in conjunction with other systems at that time. Intrieve decided to conduct end-to-end testing for ATM systems on a proxy basis, due to complexity of coordinating with the various regional and national networks. One machine of each manufacturer and type was selected for testing. The testing was completed in February 1999, and the test results were verified as compliant. Data communications to both the ATM and the teller network was switched from a satellite to a frame relay system on June 21, 1999. Y2K testing for this network will be on September 12, 1999 to insure connectivity.

The Company has spent approximately $83,000 for Y2K compliance efforts through June 30, 1999. It does not expect to spend any significant amounts during the remainder of 1999. Expenditures to date have been $48,000 for hardware changes, $30,000 for software upgrades, and an additional $5,000 for labor. All of these funds will come from budgeted operational and capital expenditure accounts.

The most critical element of the Bank's Year 2000 preparation is the performance of Intrieve, Inc. Should Intrieve not meet deadlines or fail to successfully modify its systems, the Bank would face the prospect of having to revert to manual posting and processing of customer accounts. Based on the number of accounts and activity volume, it is possible to continue operations for a reasonable period of time.

On June 1, 1999, the Bank issued a updated Year 2000 contingency plan. Each core business was evaluated and prioritized for Year 2000 impact. Those systems identified as mission critical have a business recovery/contingency plan. The majority of these systems can be dealt with in a manner that will result in minimal impact to the customers or financial condition of the Bank. However, if Intrieve, Inc. should fail to function properly after the century change date, a significant impact on customers, and operations would occur. Therefore, an extensive set of plans have been prepared to continue operations as close to normal as possible. Some of the key contingency items are: maintaining machine-readable copies of master files, printed and microfiche copies of records/trial balances, off-site storage of back-up records and computer hardware redundancy. If mainframe processing is unavailable to the Bank, a plan for manual posting and processing is in place. With electronic records as of December 29, 1999, downloaded via diskettes to a stand alone PC at the Bank, processing will continue through a spreadsheet (Excel) application. It is expected that this manual process will be adequate to maintain operations during the most likely worst case scenario.

The foregoing discussion, regarding the timing , effectiveness, implementation, and cost of the Company's Year 2000 efforts, contains forward-looking statements, which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated. Also, please note that the Company will periodically update and revise this Year 2000 Readiness Disclosure as conditions warrant.


Non-performing Assets
                                                                              June 30,            December 31,
                                                                                1999                  1998
                                                                           -------------         -------------
                                                                                 (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
   Real Estate:
     Residential                                                           $         126         $          27
     Commercial
   Consumer                                                                            7                    38
                                                                           -------------         -------------
       Total                                                               $         133         $          65
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential                                                                     252                   356
     Commercial
   Consumer                                                                           56
                                                                           -------------         -------------
       Total                                                                         308                   356
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $         441         $         421
                                                                           =============         =============
Percentage of total loans                                                            .72                   .73
                                                                           =============         =============
Other non-performing assets/2/                                             $           -         $           -
                                                                           =============         =============
Restructured loans                                                         $           -         $           -
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

During the six months ended June 30, 1999, additional interest income of $6,400 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the six months ended June 30, 1999 totaled $1,717.

At June 30, 1999, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first six months of fiscal year 1999, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank exceeded all regulatory capital requirements as of June 30, 1999.

At June 30, 1999, the Bank had outstanding commitments to originate loans totaling $319,000, excluding $954,000 in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 1999 totaled $25.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                None

Item 2.   Changes in Securities and Use of Proceeds                        None

Item 3.   Defaults Upon Senior Securities                                  None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on April 20, 1999, 760,733 shares of CKF Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

          Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:


                                       Votes in                   Votes
                Nominee            Favor of Election             Withheld
          --------------------   -----------------------  ----------------------
           Jack L. Bosley, Jr.         758,233                    2,500

           Yvonne Y. Morley            758,233                    2,500

           J. T. Goggans               758,233                    2,500


Item 5.   Other Information                                              None

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following Exhibit is filed herewith:
              Exhibit 27                                Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CKF Bancorp, Inc.

Date:     August 5, 1999            /s/ John H. Stigall
                                    --------------------------------------------
                                    John H. Stigall, President and Chief
                                    Executive Officer
                                    (Duly Authorized Officer)




Date:     August 5, 1999            /s/ Ann L. Hooks
                                    --------------------------------------------
                                    Ann L. Hooks, Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)