Form 10-Q
period 1999-09-30
CKF BANCORP INC
filed 1999-11-04
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ----------------------------------------------
                                   FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999


                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180


                               CKF Bancorp, Inc.
                ----------------------------------------------
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

Yes   X         No
   -------        -------

As of November 4, 1999, 854,310 shares of the registrant's common stock were issued and outstanding.

Page 1 of 17 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                  December 31, 1998........................................... 3

         Consolidated Statements of Income for the Three-Month Periods
                  Ended September 30, 1999 and 1998 (unaudited) and the Nine-Month Periods Ended September 30, 1999 and 1998
                  (unaudited) ................................................ 4

         Consolidated Statement of Changes in Stockholders' Equity for
                  the Nine-Month Period Ended September 30, 1999
                  (unaudited) ................................................ 5

         Consolidated Statements of Cash Flows for the Nine-Month
                  Periods Ended September 30, 1999 and 1998 (unaudited) ...... 6

         Notes to Consolidated Financial Statements .......................... 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...................................... 9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 16
Item 2.  Changes in Securities .............................................. 16
Item 3.  Defaults Upon Senior Securities .................................... 16
Item 4.  Submission of Matters to a Vote of Security Holders ................ 16
Item 5.  Other Information .................................................. 16
Item 6.  Exhibits and Reports on Form 8-K ................................... 16

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             ---------------------

                                                                               As of                 As of
                                                                           September 30,         December 31,
                                                                               1999                  1998
                                                                         ---------------       ---------------
ASSETS                                                                      (Unaudited)
Cash and due from banks                                                  $       577,530       $       545,711
Interest bearing deposits                                                      2,754,788             3,458,161
Investment securities:
   Securities available-for-sale                                                 500,000               634,585
   Securities held-to-maturity                                                 2,004,714             2,042,705
Loans receivable, net                                                         63,089,189            57,911,846
Foreclosed real estate                                                            32,923
Accrued interest receivable                                                      478,420               431,153
Office property and equipment, net                                               846,071               546,203
Other assets                                                                      35,245                 9,551
                                                                         ---------------       ---------------

     Total assets                                                        $    70,318,880       $    65,579,915
                                                                         ===============       ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                 $    52,882,703       $    48,938,374
Advance from Federal Home Loan Bank                                            3,597,199             2,119,932
Advance payment by borrowers for taxes and insurance                             135,465                39,737
Other liabilities                                                                678,449               615,167
                                                                         ---------------       ---------------

     Total liabilities                                                        57,293,816            51,713,210
                                                                         ---------------       ---------------

Stockholders' equity:
Common stock, $.01 par value, 4,000,000 shares authorized;
   1,000,000 shares issued                                                        10,000                10,000
Additional paid-in capital                                                     9,580,482             9,555,017
Retained earnings, substantially restricted                                    7,472,511             7,366,006
Accumulated other comprehensive income                                           323,539               410,294
Treasury stock, 142,690 and 85,945 shares, respectively, at cost              (2,652,084)           (1,683,489)
Incentive Plan, 59,600 and 62,500 shares, respectively, at cost               (1,172,073)           (1,221,853)
Unearned Employee Stock Ownership Plan (ESOP) shares                            (537,311)             (569,270)
                                                                         ---------------       ---------------

     Total shareholder's equity                                               13,025,064            13,866,705
                                                                         ---------------       ---------------

     Total liabilities and shareholders' equity                          $    70,318,880       $    65,579,915
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             ---------------------

                                              For the Three-Month Periods         For the Nine-Month Periods
                                                  Ended September 30,                  Ended September 30,
                                            -------------------------------     ------------------------------
                                                 1999              1998             1999              1998
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans....................    $    1,156,065    $   1,085,466     $   3,313,726    $   3,292,118
   Interest and dividends on investments            31,441           26,974            96,178           93,157
   Other interest income................            16,747           34,862            72,839           85,701
                                            --------------    -------------     -------------    -------------
      Total interest income.............         1,204,253        1,147,302         3,482,743        3,470,976
                                            --------------    -------------     -------------    -------------

Interest expense:.......................
   Interest on deposits.................           626,809          610,215         1,863,287        1,774,058
   Other interest expense...............            28,900           24,608            42,534          109,168
                                            --------------    -------------     -------------    -------------
      Total interest expense............           655,709          634,823         1,905,821        1,883,226
                                            --------------    -------------     -------------    -------------

Net interest income.....................           548,544          512,479         1,576,922        1,587,750
Provision for loan losses...............             9,000            6,000            27,000           18,000
                                            --------------    -------------     -------------    -------------
      Net interest income after
      provision for loan losses.........           539,544          506,479         1,549,922        1,569,750
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees..........            22,319           20,672            63,298           59,056
   Gain on sale of investment...........                            137,067                            137,067
   Other, net  .........................               788              973             2,699            2,733
                                            --------------    -------------     -------------    -------------
      Total non-interest income.........            23,107          158,712            65,997          198,856
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits............           149,784          137,879           412,051          411,095
   Federal insurance premium............             7,858            7,049            22,073           20,593
   State franchise tax..................            15,513           13,231            44,176           39,692
   Occupancy expenses, net..............             9,756           19,551            35,327           39,193
   Data processing expenses.............            16,989           14,304            45,303           43,161
   Legal and professional fees..........             2,383          103,326            30,472          128,719
   Loss on real estate owned............                                                                 5,004
   Other operating expenses.............            59,130           49,765           193,265          173,847
                                            --------------    -------------     -------------    -------------
      Total non-interest expense........           261,413          345,105           782,667          861,304
                                            --------------    -------------     -------------    -------------

Income before income tax expense........           301,238          320,086           833,252          907,302

Provision for income taxes..............           118,545          107,935           283,314          308,175
                                            --------------    -------------     -------------    -------------
Net income     .........................    $      182,693    $     212,151     $     549,938    $     599,127
                                            ==============    =============     =============    =============
Earnings per common share...............    $          .24    $         .27     $         .72    $         .76
                                            ==============    =============     =============    =============
Earnings per common share
   assuming dilution....................    $          .24    $         .26     $         .71    $         .74
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding during the quarter.......           759,276          784,380           768,340          785,710
                                            ==============    =============     =============    =============
Weighted average common shares
   after dilutive effect outstanding
   during the quarter...................           767,155          803,133           776,219          807,750
                                            ==============    =============     =============    =============

          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              for the nine month period ended September 30, 1999
                                  (unaudited)
                             ---------------------

                                                                          Accumulated
                                                Additional                   Other                                      Unearned
                                  Common          Paid-in      Retained  Comprehensive   Treasury         Incentive       ESOP
                                   Stock          Capital      Earnings      Income        Stock            Plan         Shares
                                -----------    -----------   ----------- -------------  -----------     -----------    ----------
Balance, December 31, 1998      $    10,000     $9,555,017   $ 7,366,006 $     410,294  $(1,683,489)    $(1,221,853)   $ (569,270)

Comprehensive income:
   Net income                                                    549,938
   Other comprehensive loss,
     net of tax unrealized
     losses on securities                                                      (86,755)

Total comprehensive income

Dividend declared                                               (443,433)

ESOP shares earned                                  35,965                                                                 31,959

Purchase of common stock,
   56,745 shares                                                                           (968,595)

Stock issued upon exercise of
   options                                         (10,500)                                                  42,000

Stock issued as compensation                                                                                  7,780
                                -----------    -----------   ----------- -------------  -----------     -----------   -----------

Balance, September 30, 1999     $    10,000    $ 9,580,482   $ 7,472,511 $     323,539  $(2,652,084)    $(1,172,073)  $  (537,311)
                                ===========    ===========   =========== =============  ===========     ===========   ===========

                                    Total
                                Stockholders'
                                   Equity
                                -------------
Balance, December 31, 1998      $  13,866,705
                                -------------
Comprehensive income:
   Net income                         549,938
   Other comprehensive loss,
     net of tax unrealized
     losses on securities             (86,755)
                                -------------
Total comprehensive income            463,183

Dividend declared                    (443,433)

ESOP shares earned                     67,924

Purchase of common stock,
   56,745 shares                     (968,595)

Stock issued upon exercise of
   options                             31,500

Stock issued as compensation            7,780
                                -------------

Balance, September 30, 1999       $13,025,064
                                =============

   The accompanying notes are an integral part of the consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             ---------------------

                                                             For the Nine-Month Periods
                                                                 Ended September 30
                                                          ------------------------------
                                                               1999             1998
                                                          -------------    -------------
Cash flows from operating activities:
   Net income                                             $     549,938    $     599,127
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                  27,000           18,000
      Loss on real estate owned                                                    5,004
      Amortization of loan fees                                 (16,427)         (10,153)
      ESOP benefit expense                                       59,033           74,231
      Realized gain on sale of investment                                       (137,067)
      Provision for depreciation                                 23,589           20,610
      FHLB stock dividend                                       (29,700)         (28,400)
      Amortization of investment premium                          2,069            2,668
      Stock issued for compensation                               7,780
   Change in:
      Interest receivable                                       (47,267)         (39,052)
      Other liabilities and federal income taxes payable         95,717           (5,577)
      Prepaid expense                                           (25,694)         (18,853)
      Interest payable                                           15,395           (6,765)
                                                          -------------    -------------

          Net cash provided by operating activities             661,433          473,773
                                                          -------------    -------------

Cash flows from investing activities:
   Loan originations and principal payment on loans, net     (5,220,840)        (501,171)
   Purchase of land and office equipment                       (323,457)         (28,733)
   Proceeds from sale of real estate owned                                        33,627
   Purchase of held-to-maturity securities                     (500,000)        (500,000)
   Matured held-to-maturity securities                          500,000          500,000
   Proceeds from sale of securities available-for-sale                           140,203
   Principle repayment on mortgage-backed securities             65,621          122,545
                                                          -------------    -------------

          Net cash (used) by investing activities            (5,478,676)        (233,529)
                                                          -------------    -------------

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (Unaudited)
                              -------------------

                                                             For the Nine-Month Periods
                                                                 Ended September 30
                                                          ------------------------------
                                                               1999              1998
                                                          -------------    -------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW
     accounts and savings accounts                            1,136,710        1,142,095
   Net increase (decrease) in certificates of deposit         2,807,620        3,076,395
   Net increase (decrease) in custodial accounts                 95,728           98,724
   Proceeds from FHLB advances                                3,500,000
   Payments on FHLB advances                                 (2,022,733)      (4,051,766)
   Dividends paid                                              (443,433)        (411,744)
   Purchase of common stock                                    (968,595)        (665,076)
   Additional principal payment on ESOP loan                      8,892           19,211
   Proceeds from exercise of stock options                       31,500          136,500
                                                          -------------    -------------

         Net cash (used) by financing activities              4,145,689         (655,661)
                                                          -------------    -------------

Increase (decrease) in cash and cash equivalents               (671,554)        (415,417)
Cash and cash equivalents, beginning of period                4,003,872        3,273,557
                                                          -------------    -------------
Cash and cash equivalents, end of period                  $   3,332,318    $   2,858,140
                                                          =============    =============

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                             $     185,000    $     327,219
                                                          =============    =============
   Cash paid for interest                                 $   1,867,831    $   1,889,991
                                                          =============    =============

Mortgage loans originated to finance sale
   of foreclosed real estate                              $      70,625    $      15,000
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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

2.        Regulatory Capital

          At September 30, 1999, the Bank's regulatory capital levels exceeded each of the two regulatory capital requirements. The following table reconciles the Bank's stockholder equity at September 30, 1999 to its regulatory capital requirements.


                                                      Regulatory Capital
                                                ------------------------------
                                                     Core         Risk-Based
                                                    Capital         Capital
                                                -------------    -------------
                                                        (In thousands)

 Stockholder equity                             $      12,097    $      12,097
    Net unrealized appreciation on investment
        securities available-for-sale                    (324)            (324)
    General allowance for loan losses                       -              152
                                                -------------    -------------
    Regulatory capital                                 11,773           11,925
    Minimum capital requirement                         2,793            3,368
                                                -------------    -------------
    Excess regulatory capital                   $       8,980    $       8,557
                                                =============    =============

    Minimum capital requirement as a percentage
        of assets                                        4.0%             8.0%

    Regulatory capital in excess of minimum
        capital requirements as a percentage
        of assets                                       12.9%            20.3%/1/

----------------------------------
/1/Based on risk weighted assets.

3.        Dividends

          For the nine months ended September 30, 1999, the Company paid the regular semi-annual dividends to stockholders of record on January 28, 1999 and July 28, totaling $.27 and $.30 per share, respectively. The total dividends paid by the Company for the nine month period ended September 30, 1999 amounted to $443,433.

4.        Common Stock

          During the nine months ended September 30, 1999, options to acquire 2,400 shares at $13.125 per share were exercised with the Company receiving total proceeds of $31,500. In addition, the Company purchased 56,745 shares of treasury stock at a cost of $968,595 during the nine months ended September 30, 1999.


ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $4.7 million, or 7.2%, from $65.6 million at December 31, 1998 to $70.3 million at September 30, 1999. The net increase in assets includes a $5.2 million, or 8.9%, increase in net loans receivable, and a $373,000, or 37.8%, increase in other assets offset by a $173,000, or 6.5%, decrease in investment securities and a $672,000 or 16.8% decrease in cash and interest bearing deposits.

The Company's aggregate investment securities portfolio decreased $173,000, or 6.5% to $2.5 million at September 30, 1999. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $135,000 due solely to the decrease in the market value of such securities. Securities held-to-maturity decreased $38,000 due to principle repayments offset by stock dividends and premium amortization.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At September 30, 1999, the Company included net unrealized gains of approximately $324,000 in stockholders' equity. At December 31, 1998, the Company included net unrealized gains of approximately $410,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $5.2 million, or 8.9%, from $57.9 million at December 31, 1998 to $63.1 million at September 30, 1999 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $3.9 million, or 8.1%, to $52.9 million at September 30, 1999. This increase reflects the Company's competitively priced product line within the local market area.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net Income

Net income for the three months ended September 30, 1999 was $183,000 compared to $212,000 for the corresponding period in 1998, a decrease of $29,000, or 13.9%. The decrease resulted from a decrease in non-interest income of $136,000, an increase of $3,000 in the provision for loan losses and an increase of $10,000 in income tax expense offset by a decrease of $84,000 in non-interest expense and an increase of $36,000 in net interest income.

Interest Income

Interest income totaled 7.2% of average assets for the quarter ended September 30, 1999 compared to 7.5% for the quarter ended September 30, 1998. Interest income was $1.2 million for the quarter ended September 30, 1999 as compared to $1.1 million for the same period in 1998. Interest income remained comparable as the effect of the increase of $5.4 million in the average earning assets was offset by the impact of the decrease of 26 basis points in the effective rate earned on interest bearing assets.

Interest Expense

Interest expense totaled $656,000 and $635,000 for the nine months ended September 30, 1999 and 1998, respectively. Interest expense remained comparable as the effect of the increase of $5.9 million in the average interest bearing liabilities was offset by the impact of the decrease of 42 basis points in the effective rate paid on deposits and FHLB advances.

Provision for Loan Losses

The Bank established a provision for loan losses of $9,000 and $6,000 for the three month periods ended September 30, 1999 and 1998. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends, and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $23,000 and $159,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease was due primarily to a $137,000 gain resulting from the sale of investments classified as available-for-sale in the 1998 period.

Non-Interest Expense

Non-interest expense totaled $261,000 and $345,000 for the three months ended September 30, 1999 and 1998, respectively, a decrease of $84,000, or 24.3%, and such expense amounted to 1.5% and 2.0% of average assets. The decrease was primarily due to a decrease of $101,000 in legal and professional fees offset by a $12,000 increase in compensation and benefits and immaterial increases totaling $5,000 in various other non-interest expense categories. The decrease of $101,000 in legal and professional fees were attributed to professional services provided in connection with the Bank's exploration of strategic capital employment during the third quarter of 1998. The $12,000 increase in compensation and benefits was primarily due to a stock compensation bonus awarded to an employee.

Income Taxes

The provision for income taxes for the three months ended September 30, 1999 and 1998 was $118,000 and $108,000, respectively, which, as a percentage of income before income taxes was 34% for both periods.


Results of Operations for the Nine Months Ended September 30, 1999 and 1998

Net Income

Net income for the nine months ended September 30, 1999 was $550,000, as compared to $599,000 for the corresponding period in 1998, a decrease of $49,000, or 8.2%. The decrease resulted primarily from a decrease of $133,000 in non-interest income, a decrease of $11,000 in net interest income, and an increase of $9,000 in the provision for loan losses offset by a $79,000 decrease in non-interest expense and a $25,000 decrease in income tax expense.

Interest Income

Interest income totaled $3.5 million for the nine months ended September 30, 1999, which was $12,000 more than the comparable period in 1998. The increase in interest income of $12,000, or .3%, for the nine months ended September 30, 1999 as compared to the same period for 1998 was due primarily to an increase of $4.4 million in the average balance of interest earning assets offset by a decrease of 48 basis points in the effective rate earned on interest bearing assets.

Interest Expense

Interest expense totaled $1.9 million for the nine months ended September 30, 1999 and 1998. Interest expense remained comparable as the effect of the increase of $4.4 million in the average interest bearing liabilities was offset by the impact of the decrease of 38 basis points in the effective rate on deposits and FHLB advances.

Provision for Loan Losses

The Bank established a provision for loan losses of $27,000 and $18,000 for the nine month period ended September 30, 1999 and 1998, respectively. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $66,000 and $199,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease was due primarily to a $137,000 gain resulting from the sale of investments classified as available-for-sale in the 1998 period.

Non-Interest Expense

Non-interest expense totaled $782,000 and $861,000 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $79,000, or 9.1%, and such expense amounted to 1.5% and 1.8% of average assets for the nine months ended September 30, 1999 and 1998, respectively. The decrease was primarily due to a decrease of $98,000 in legal and professional fees offset by an increase of $19,000 in other operating expenses. The decrease of $98,000 in legal and professional fees were attributed to professional services provided in connection with the Bank's exploration of strategic capital employment in the third quarter of 1998. The increase of $19,000 in other operating expenses was primarily due to increases in ATM related expenses and increases in office supplies.

Income Taxes

The provision for income taxes for the nine months ended September 30, 1999 and 1998 was $283,000 and $308,000, respectively, and, as a percentage of income before income taxes was 34% for both periods.

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

The Bank is heavily dependent upon one major data processing service provider. Intrieve, Inc. provides customer account records, check clearing, general ledger, and ATM services to the Bank. The majority of systems provided by Intrieve, Inc. were certified Y2K ready by the end of 1998. Intrieve, Inc. has completed migration of all core systems to a new Y2K ready mainframe computer. Proxy testing was completed in October 1998 and end-to-end testing was completed in November 1998. However, the Bank replaced its on-line teller system with a Y2K compliant network in April of 1999. This equipment was tested and certified in May of 1999. Similarly, the ATM network was upgraded in September of 1998 and could not be tested in conjunction with other systems at that time. Intrieve decided to conduct end-to-end testing for ATM systems on a proxy basis, due to complexity of coordinating with the various regional and national networks. One machine of each manufacturer and type was selected for testing. The testing was completed in February 1999, and the test results were verified as compliant. Data communications to both the ATM and the teller network was switched from a satellite to a frame relay system on June 21, 1999. Y2K testing for this network was successfully completed on September 12, 1999 to insure connectivity.

The Company has spent approximately $83,000 for Y2K compliance efforts through September 30, 1999. It does not expect to spend any significant amounts during the remainder of 1999. Expenditures to date have been $48,000 for hardware changes, $30,000 for software upgrades, and an additional $5,000 for labor. All of these funds will come from budgeted operational and capital expenditure accounts.

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

On June 1, 1999, the Bank issued a updated Year 2000 contingency plan. Each core business was evaluated and prioritized for Year 2000 impact. Those systems identified as mission critical have a business recovery/contingency plan. The majority of these systems can be dealt with in a manner that will result in minimal impact to the customers or financial condition of the Bank. However, if Intrieve, Inc. should fail to function properly after the century change date, a significant impact on customers, and operations would occur. Therefore, an extensive set of plans have been prepared to continue operations as close to normal as possible. Some of the key contingency items are: maintaining machine-readable copies of master files, printed and microfiche copies of records/trial balances, off-site storage of back-up records and computer hardware redundancy. If mainframe processing is unavailable to the Bank, a plan for manual posting and processing is in place. With electronic records as of December 29, 1999, downloaded via diskettes to a stand alone PC at the Bank and FTP update transfers made on the night of December 31, 1999, processing will continue through a spreadsheet (Excel) application. It is expected that this manual process will be adequate to maintain operations during the most likely worst case scenario.

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

Non-performing Assets

                                                                           September 30,          December 31,
                                                                                1999                  1998
                                                                           -------------         -------------
                                                                                 (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
   Real Estate:
     Residential                                                           $         140         $          27
     Commercial
   Consumer                                                                                                 38
                                                                           -------------         -------------
       Total                                                               $         140         $          65
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential                                                                     405                   356
     Commercial
   Consumer
                                                                           -------------         -------------
       Total                                                                         405                   356
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $         545         $         421
                                                                           =============         =============
Percentage of total loans                                                           .86%                  .73%
                                                                           =============         =============
Other non-performing assets/2/                                             $          33         $           -
                                                                           =============         =============
Restructured loans                                                         $           -         $           -
                                                                           =============         =============

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

During the nine months ended September 30, 1999, additional interest income of $5,500 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the nine months ended September 30, 1999 totaled $3,643.

At September 30, 1999, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first nine months of fiscal year 1999, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank has exceeded all regulatory capital requirements as of September 30, 1999.

At September 30, 1999, the Bank had outstanding commitments to originate loans totaling $688,000, excluding $1.1 million in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 1999 totaled $25.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date:  November 4, 1999   /s/ John H. Stigall
                          -----------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date:  November 4, 1999   /s/ Ann L. Hooks
                          -----------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)