Form 10KSB40
period 1999-12-31
CKF BANCORP INC
filed 2000-03-17
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

                                      OR


[_] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

                          Commission File No. 0-25180
                                    -------

                               CKF BANCORP, INC.
              --------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Delaware                                          61-1267810
----------------------------------                         ---------------------
   (State or Other Jurisdiction                              (I.R.S.Employer
of Incorporation or Organization)                           Identification No.)


 340 West Main Street, Danville, Kentucky                          40422
 ----------------------------------------                  ---------------------
 (Address of Principal Executive Offices)                       (Zip Code)


        Issuer's Telephone Number, Including Area Code: (606) 236-4181
                                                        --------------

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No ____
                                                               ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1999 were $4.9 million.

As of March 3, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $11.6 million based on the closing sales price of $14.50 per share of the registrant's Common Stock on March 3, 2000, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 3, 2000: 800,560

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

          1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999. (Part II)
          2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Business
-----------------

General

     The Company. CKF Bancorp, Inc., a Delaware corporation (the "Company"), is the holding company for Central Kentucky Federal Savings Bank ("Central Kentucky Federal" or the "Bank"). The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. Prior to its formation and acquisition of the Bank in 1994, the Company had no assets and no liabilities and engaged in no business activities. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank and $694,000 in bank deposits held by the Bank, which are invested with the Federal Home Loan Bank ("FHLB") of Cincinnati, and a note receivable from the Company's Employee Stock Ownership Plan. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 1999, the Company had total assets of $71.2 million, deposits of $53.3 million, net loans receivable of $63.2 million and stockholders' equity of $12.6 million.

     The executive offices of the Company and the Bank are located at 340 West Main Street, Danville, Kentucky 40422, and its telephone number is (606) 236-4181.

     The Bank. Central Kentucky Federal was formed in 1886 as a Kentucky-chartered mutual building and loan association. In December 1960, the Bank obtained federal insurance of accounts and became a member of the FHLB of Cincinnati. The Bank converted to a federal mutual savings and loan association in 1969 and changed its name to Central Kentucky Federal Savings and Loan Association. Upon its conversion to stock form in December 1994, the Bank adopted its present name. The Bank operates through one full service office in Danville, Kentucky, and has one office under construction there.

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

     Central Kentucky Federal has sought to build an interest rate-sensitive loan portfolio by originating adjustable rate mortgage loans ("ARMs"). As of December 31, 1999, 80.9% of the mortgage loan portfolio was comprised of ARMs. Central Kentucky Federal's ARMs have an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and seven years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and 6% over the life of the loan. All mortgage loans originated by Central Kentucky Federal are retained in Central Kentucky Federal's loan portfolio.

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

     The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Bank originated $6.2 million in fixed-rate mortgage loans during the year ended December 31, 1999. See "-- One- to Four-Family Real Estate Lending."

     Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its statutory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1999, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.9 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.5 million.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1999, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                  At December 31,
                                        -----------------------------------
                                               1999               1998
                                        -----------------  ----------------
                                         Amount      %      Amount     %
                                        --------  -------  -------- -------
                                              (Dollars in thousands)
Real estate loans:
 One- to four-family residential (1)..  $51,365    79.92%  $45,375   77.63%
 Multi-family residential.............      878     1.37     1,008    1.72
 Non-residential......................    9,410    14.64     9,007   15.41

Consumer loans:
 Savings account......................      348      .54       533     .91
 Other (2)............................    2,269     3.53     2,527    4.33
                                        -------   ------   -------  ------
                                         64,270   100.00%   58,450  100.00%
                                        =======            =======
Less:
 Loans in process.....................      871                322
 Deferred loan fees...................       84                 68
 Allowance for loan losses............      155                148
                                        -------            -------
  Total...............................  $63,160            $57,912
                                        =======            =======

-------------------------
(1) Includes home equity loans. Also includes construction loans that will be converted to permanent loans and which comprised $1,992,500 and $627,500 at December 31, 1999 and 1998, respectively.
(2) Consists primarily of unsecured loans made to qualified existing depositors of the Bank.


     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below. The tables below exclude deferred loan origination fees and the allowance for loan losses, which are netted against outstanding loan balances at December 31, 1999.


                                                   Due After
                               Due Within          1 Through          Due After
                             One Year After      5 Years After      5 Years After
                            December 31, 1999  December 31, 1999  December 31, 1999   Total
                            -----------------  -----------------  -----------------  -------
                                                  (In thousands)

Real estate mortgage (1)..          $     931          $   1,200         $   57,530  $   59,661
Real estate construction..              1,121                 --                 --       1,121
Consumer..................              1,348                997                 --       2,345
Commercial................                 25                247                 --         272
                                    ---------          ---------  -----------------  ----------
    Total.................          $   3,425          $   2,444         $   57,530  $   63,399
                                    =========          =========  =================  ==========

-------------------------
(1)  Includes home equity loans.

     The following table sets forth at December 31, 1999, the dollar amount of all loans due one year or more after December 31, 1999 which have predetermined interest rates or have floating or adjustable interest rates.

                             Predetermined    Floating or
                                 Rate       Adjustable Rates   Total
                             -------------  ----------------  -------
                                             (In thousands)

Real estate mortgage.......  $    9,869       $    48,861     $  58,730
Consumer...................         256               741           997
Commercial.................          --               247           247
                             ----------       -----------     ---------
   Total...................  $   10,125       $    49,849     $  59,974
                             ==========       ===========     =========

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

     One- to Four-Family Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residential properties. At December 31, 1999, $51.3 million, or 79.92%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were owner-occupied, single-family residences primarily located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property.

     Central Kentucky Federal offers 20-year term, fixed rate mortgage loans and ARMs. At December 31, 1999, $10.7 million, or 16.7%, of Central Kentucky Federal's loan portfolio consisted of 20 year or less term, fixed rate loans.

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

     Central Kentucky Federal also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 20 years. Central Kentucky Federal originated $6.2 million in fixed rate single-family mortgage loans with a maximum term of 20 years during 1999 and such loans amounted to $10.7 million, or 16.7%, of the Bank's loan portfolio at December 31, 1999. All such loans were held as long-term investments, and none were held for sale.

     Construction Lending. Central Kentucky Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and commercial properties, with the intent of such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At December 31, 1999, the Bank's loan portfolio included $1.1 million of net loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and monthly payments start being paid one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a Construction Loan Agreement with the Bank.

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

     Multi-Family and Commercial Real Estate Lending. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and commercial real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. At December 31, 1999, loans on commercial real estate properties constituted approximately $9.4 million, or 14.64%, respectively, of the Bank's gross loan portfolio.

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

     Consumer Lending. Central Kentucky Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on a secured and unsecured basis and generally requires a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months for up to 90% of the face amount of the certificate. The interest rate charged on these loans is the prevailing market rate but not less than one percent above the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan. At December 31, 1999, consumer loans amounted to $2.6 million, or 4.07%, of the Bank's gross loan portfolio.

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

                                     Year Ended December 31,
                                     -----------------------
                                     1999               1998
                                     ----               ----
                                          (In thousands)
Loans originated
  Real estate:
    Construction...............      $ 2,823         $ 1,317
    One- to four-family........       10,849          12,186
    Multi-family...............
    Non-residential and other..        4,173           1,033
  Consumer loans...............        2,588           3,401
                                     -------         -------
      Total loans originated...      $20,433         $17,937
                                     =======         =======

Loans purchased:
  Real estate loans:
    Conventional loans.........      $   362         $    --
  Other loans..................           --              --
                                     -------         -------
      Total loans purchased....      $   362         $    --
                                     =======         =======

     Central Kentucky Federal does not sell its loans. The Bank also does not service any loans for other lenders.

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

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 1999, the Bank had received $84,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 1999, management had no assets classified as special mention, $307,000 of assets classified as substandard, no assets classified as doubtful and no assets classified as loss. For additional information, see " -- Non-Performing Loans and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

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

     Accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 3 of Notes to Consolidated Financial Statements. At December 31, 1999, the Bank had identified impaired loans, as defined by SFAS No. 114, totaling $160,000 for which no allowance for loss has been provided.

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

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                Year Ended December 31,
                                                ------------------------
                                                  1999             1998
                                                -------           ------
                                                 (Dollars in thousands)

   Balance at beginning of period........        $  148           $  125
                                                 ------           ------

   Loans charged-off.....................            29                1
   Recoveries............................                             --
                                                 ------           ------

   Net loans charged-off.................            29                1
                                                 ------           ------

   Provision for loan losses.............            36               24
                                                 ------           ------

   Balance at end of period..............        $  155           $  148
                                                 ======           ======

   Ratio of net charge-offs to average
    loans outstanding during the period..           .05%              --%
                                                 ======           ======

   Ratio of allowance for loan losses
    to non-performing loans..............         50.65%           35.20%
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

                                                             At December 31,
                                             ------------------------------------------------
                                                     1999                    1998
                                             ---------------------     ----------------------
                                                       Percent of                 Percent of
                                                        Loans in                   Loans in
                                                       Category to                Category to
                                             Amount    Total Loans     Amount     Total Loans
                                             ------    -----------     ------     -----------
                                                        (Dollars in thousands)
   Real estate - mortgage:
     Residential (1).....................     $ 155        79.55%        $ 148        78.28%
     Commercial..........................        --        14.64            --        15.41
   Real estate - construction............        --         1.74            --         1.07
   Commercial business...................        --           --            --           --
   Consumer (2)..........................        --         4.07            --         5.24
                                              -----       ------         -----       ------
        Total allowance for loan losses..     $ 155       100.00%        $ 148       100.00%
                                              =====       ======         =====       ======

____________
(1)  Includes home equity loans.
(2)  Includes loans on deposits.

   Non-Performing Loans and Other Problem Assets.  Management reviews the
Bank's loans on a regular basis. The policy of the Bank is to classify in a nonaccrual status any mortgage loan which is past due 90 days or more, and whose loan balance plus accrued interest exceeds 90% of the estimated loan collateral value. Consumer and commercial loans not secured by real estate are charged off, or any expected loss is reserved after they become more than 90 days past due.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                          At December 31,
                                                      -----------------------
                                                        1999          1998
                                                      -----------------------
                                                       (Dollars in thousands)

 Loans accounted for on a non-accrual basis: (1)
   Real Estate:
    Residential....................................   $  132         $   27
    Consumer.......................................       28             38
                                                      ------         ------
     Total.........................................   $  160         $   65
                                                      ======         ======

 Accruing loans which are contractually past due
  90 days or more:
   Real Estate:
    Residential....................................   $  140         $  356
    Commercial.....................................       --             --
    Consumer.......................................        6             --
                                                      ------         ------
     Total.........................................   $  146         $  356
                                                      ======         ======

    Total of non-accrual and 90 days past due loans   $  306            421
                                                      ======         ======

 Percentage of total loans.........................      .48            .73%
                                                      ======         ======

 Other non-performing assets (2)...................   $   33         $   --
                                                      ======         ======

 Restructured loans................................   $   --         $   --
                                                      ======         ======

___________
(1) Non-accrual status denotes any mortgage loan past due 90 days or more and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due, whose principal and accrued interest exceeds 90% of the fair value of the collateral. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the fair market value, net of any selling expenses.

     During the year ended December 31, 1999, additional interest income of $6,792 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the year ended December 31, 1999 was $3,675.

     At December 31, 1999, there were no loans identified by management, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     It is management's intention, and Central Kentucky Federal has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, the Company classifies marketable equity securities as investment securities held for sale. Investment securities in this classification are recorded at market value. At December 31, 1999, the unrealized holding gains of $369,000, less the applicable deferred tax of $126,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                             At December 31,
                                                          ----------------------
                                                             1999       1998
                                                          ---------- -----------
                                                          (Dollars in thousands)
Investment securities available for sale:
  FHLMC capital stock.................................    $  376         $  635
                                                          ------         ------
      Total investment securities available for sale..    $  376         $  635
                                                          ======         ======

Investment securities held to maturity:
  U.S. government and agency securities...............    $1,250         $1,254
  Mortgage-backed securities..........................       145            219
  FHLB stock..........................................       595            555
  Common stock of subsidiary..........................        15             15
                                                          ------         ------
      Total investment securities held to maturity....    $2,005         $2,043
                                                          ======         ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1999.

                          One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years Total Investment Portfolio
                          ------------------  ------------------  ------------------  ------------------  --------------------------
                          Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Market  Average
                           Value     Yield     Value     Yield     Value     Yield     Value     Yield     Value    Value    Yield
                          --------  --------  --------  --------  --------  --------  --------  --------  --------  ------  --------
                                                                    (Dollars in thousands)

Investment securities
 available for sale:
  FHLMC securities......  $    376     1.19%  $     --     --  %  $     --  $  --  %  $     --     --  %    $  376  $  376    1.19%

Investment securities
 held-to-maturity:
  U.S. Government and
   agency securities....       250     6.01      1,000     5.37         --       --         --       --      1,250   1,226    5.49
  Mortgage-backed
   securities...........        --       --        145     6.11         --       --         --       --        145     142    6.11
  FHLB stock............        --       --         --       --         --       --        595     6.99        595     595    6.99
  Common stock of
   subsidiary...........        --       --         --       --         --       --         15       --         15      15      --
                          --------  -------   --------  -------   --------  -------   --------  -------     ------  ------    ----
    Total...............       250     6.01      1,145     5.46         --       --        610     6.81      2,005   1,978    5.94
                          --------  -------   --------  -------   --------  -------   --------  -------     ------  ------    ----
      Total Investment
       securities.......  $    626     3.11%  $  1,145     5.46%  $     --  $    --%  $    610     6.81%    $2,381  $2,354    5.19%
                          ========  =======   ========  =======   ========  =======   ========  =======     ======  ======    ====

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

     Savings deposits in the Bank as of December 31, 1999 were represented by the various types of savings programs described below.

Interest   Minimum                                    Minimum                   Percentage of
  Rate      Term         Category                      Amount     Balances      Total Savings
--------   -------       --------                     -------    ---------      -------------
                                                              (In thousands)
3.02%       None      NOW Accounts                      $   50   $ 3,444             6.46%
3.05        None      Passbook Statement Accounts            1     3,480             6.53
4.06        None      Money Market Deposits Accounts     2,500     3,876             7.27
3.25        None      Super NOW Accounts                 2,500       553             1.04

                      Certificates of Deposit
                      -----------------------

5.09        91 days   3-month Money Market                 500     2,526             4.74
4.98        182 days  6-month Money Market                 500     6,227            11.68
4.96        12-month  Fixed-Term, Fixed-Rate               500     6,163            11.56
5.07        14-month  Fixed-Term, Fixed Rate               500     3,711             6.94
5.31        18 month  Fixed-Term, Fixed-Rate               500     1,174             2.20
5.44        18 month  18 month IRA Accounts                500     4,847             9.09
5.31        24 month  Fixed-Term, Fixed-Rate               500     3,655             6.85
5.50        30 month  Fixed-Term, Fixed-Rate               500     1,658             3.12
5.53        36 month  Fixed-Term, Fixed-Rate               500     3,034             5.69
5.69        42 month  Fixed-Term, Fixed-Rate               500       398              .75
5.68        48 month  Fixed-Term, Fixed-Rate               500     1,133             2.12
6.00        60 month  Fixed-Term, Fixed-Rate               500     7,446            13.96
                                                                 -------           ------
                                                                 $53,325           100.00%
                                                                 =======           ======

___________
*    Represents weighted average interest rate.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                  At December 31,
                                -----------------------------------------------
                                          1999                     1998
                                -----------------------   ---------------------
                                Interest-                 Interest-
                                Bearing                   Bearing
                                Demand           Time     Demand         Time
                                Deposits       Deposits   Deposits     Deposits
                                --------       --------   --------     --------
                                              (Dollars in thousands)
Average balance..............    $11,044        $40,556     $9,656      $36,920
Average rate.................       2.98%          5.32%      2.72%        5.64%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                            Balance at                          Balance at
                                           December 31,     %       Increase   December 31,     %        Increase
                                               1999      Deposit   (Decrease)     1998       Deposits   (Decrease)
                                           ------------  -------   ----------  ------------  --------   ----------
                                                                  (Dollars in thousands)
NOW accounts...................              $ 3,444      6.46%     $   560      $ 2,884       5.89%     $   623
Passbook and regular savings...                3,480      6.53         (253)       3,733       7.63          302
Money market deposit accounts..                3,876      7.27          688        3,188       6.51          331
Super NOW accounts.............                  553      1.04          333          220        .45           76
6-month Money Market...........                2,526      4.74       (2,706)       5,232      10.69          433
1 year certificates............                6,163     11.56          244        5,919      12.09       (1,094)
18 month IRA accounts..........                4,847      9.09          (32)       4,879       9.97          (88)
2 year certificate.............                3,655      6.85          869        2,786       5.69          220
30 month certificates..........                1,658      3.12           24        1,634       3.35           19
3 year certificates............                3,034      5.69         (327)       3,361       6.87          846
5 year certificates............                7,446     13.96         (189)       7,635      15.60          664
Other..........................               12,643     23.69        5,176        7,467      15.26        3,353
                                             -------    ------      -------      -------     ------      -------
     Total.....................              $53,325    100.00%     $ 4,387      $48,938     100.00%     $ 5,685
                                             =======    ======      =======      =======     ======      =======

     The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                          At December 31,
                                         ----------------
                                           1999    1998
                                           ----    ----
                                          (In thousands)
          2.01 - 4.00%................   $    --  $    --
          4.01 - 6.00%................    38,193   34,021
          6.01 - 8.00%................     3,779    4,892
          8.01 - 10.00%...............        --       --
                                         -------  -------
                                         $41,972  $38,913
                                         =======  =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                        Amount Due
                     ------------------------------------------------
                     Less Than                        After
Rate                 One Year  1-2 Years  2-3 Years  3 Years   Total
----                 --------  ---------  ---------  -------  -------
                                    (In thousands)
4.01 - 6.00%........ $ 24,993  $   7,483  $   1,599  $ 4,118  $38,193
6.01 - 8.00%........    1,237        292      1,770      480    3,779
                     --------  ---------  ---------  -------  -------
                     $ 26,230  $   7,775  $   3,369  $ 4,598  $41,972
                     ========  =========  =========  =======  =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                     Certificates
               Maturity Period                       of Deposits
               ---------------                       -----------
                                                     (In thousands)
               Three months or less............      $     4,348
               Over three through six months...            1,162
               Over six through twelve months..            2,466
               Over twelve months..............            5,260
                                                     -----------
                 Total.........................      $    13,236
                                                     ===========

     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                                     Year Ended December 31,
                                                                    -------------------------
                                                                        1999      1998
                                                                        ----      ----
                                                                        (In thousands)
Deposits..........................................................     $67,010   $55,392
Withdrawals.......................................................      64,323    51,296
                                                                       -------   -------
    Net increase (decrease) before interest credited..............       2,687     4,096
Interest credited.................................................       1,700     1,589
                                                                       -------   -------
    Net increase (decrease) in savings deposits...................     $ 4,387   $ 5,685
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

                                                       At or For the
                                                  Year Ended December 31,
                                                  -----------------------
                                                   1999             1998
                                                   ----             ----
                                                  (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances (1).............................  $4,589           $2,120
                                                  ======           ======
  Weighted average rate paid....................    4.79             5.83%

                                                       At or For the
                                                  Year Ended December 31,
                                                  -----------------------
                                                   1999             1998
                                                   ----             ----
                                                  (Dollars in thousands)
Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances..................................  $4,589           $3,210
                                                  ======           ======

                                                       At or For the
                                                  Year Ended December 31,
                                                  -----------------------
                                                   1999             1998
                                                   ----             ----
                                                  (Dollars in thousands)
Approximate average borrowings outstanding
  with respect to:
  FHLB advances.................................  $1,564           $1,915
                                                  ======           ======
  Approximate weighted average rate paid........    5.24%            5.90%

______________
(1) The Bank makes monthly principal and interest payments of $4,540 with the principal being amortized through the year 2001 on one note, which had a balance of $89,000 at December 31, 1999. The other notes for $4,500,000 mature in 2000.

Subsidiary Activities

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1999 Central Kentucky Federal was authorized to invest up to approximately $2.1 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $15,000 at December 31, 1999. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve"), pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

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

Employees

     As of December 31, 1999, Central Kentucky Federal had 11 full-time employees, none of whom was represented by a collective bargaining agreement. Central Kentucky Federal believes that it enjoys good relations with its personnel.

Competition

     The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits in Boyle County comes from three credit unions, and six commercial banks. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms and insurance companies. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from savings banks and commercial banks.

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

     Liquidity Requirements. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for December 31, 1999 was 8.10%.

     Qualified Thrift Lender Test. A savings association that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and a savings association.

     In order to satisfy, the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 1999, the Bank was in compliance with the QTL Test.

     Dividend Limitations. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain of the Bank's depositors at the time of its conversion to stock form.

     Savings institutions must submit notice to the OTS prior to making a capital distribution (including cash dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "-- Taxation."

     Regulatory Capital Requirements. Under OTS capital standards, a savings institution must maintain "tangible" capital equal to 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to 4% of adjusted total assets
(or 3% if the institution is rated CAMELS 1 under the OTS examination rating system) and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated CAMELS 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital and core capital are defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tier 1 capital and core capital are generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights and purchased credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 1999, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest.

     Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings institution has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 1999, the Bank's adjusted total assets for purposes of core capital requirement were $71 million.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution's general loss allowances and up to 45% of unrealized gains of equity securities.

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 1999, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each on-balance sheet asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single and one-to-four family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and certain qualifying loans for the construction of one-to-four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

     For information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 1999, see Note 8 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on the Bank's risk based capital at December 31, 1999.

     The table below presents the Bank's capital position at December 31, 1999, relative to its various minimum regulatory capital requirements.

                                                  At December 31, 1999
                                                  --------------------
                                                            Percent of
                                                  Amount    Assets (1)
                                                  ------    ----------
                                                 (Dollars in thousands)
   Core Capital.................................  $11,057     15.60%
   Core Capital Requirement.....................    2,834      4.00
                                                  -------     -----
     Excess.....................................  $ 8,223     11.60%
                                                  =======     =====

   Risk-Based Capital...........................  $11,212     27.10%
   Risk-Based Capital Requirement...............    3,305      8.00
                                                  -------     -----
     Excess.....................................  $ 7,907     19.10%
                                                  =======     =====

____________
(1) Based upon adjusted total assets of $71 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $41 million for purposes of the risk-based capital requirements.


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

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within specific time periods.

     Under regulations jointly adopted by the federal banking regulators, a depository institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well-capitalized" under the new regulations.

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

     Under the FDIC's assessment schedule for SAIF deposit insurance, the assessment rate for well-capitalized institutions with the highest supervisory ratings are zero and institutions in the highest risk assessment classification are assessed at the rate of .027% of insured deposits. In addition, all SAIF-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Prior to December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Federal Reserve System. Pursuant to the regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $44.3 million of transaction accounts, plus 10% on the remainder. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     Recently Enacted Legislative and Regulatory Changes. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

     Accumulated tax bad debt reserves prior to January 1, 1988 were not required to be recaptured. These tax bad debt reserves for the Bank total approximately $1.5 million and are subject to being taxed at a later date under certain circumstances such as the Bank converting to a type of institution that is not considered a bank for tax purposes. See Note 9 of Notes to Consolidated Financial Statements.

     The Company's and the Bank's corporate federal income tax returns have not been audited in the last five years.

     State Income Taxation. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended December 31, 1999, the amount of such expense for the Bank was $60,000.

Item 2.  Properties
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's sole office at December 31, 1999.

                         Year      Owned or    Square
                        Opened      Leased     Footage    Net Book Value
                        ------      ------     -------    --------------

340 West Main Street
Danville, Kentucky        1968       Owned      5,832          $589,468

     The Bank also owns a lot in the Ridgefield Shopping Center in Danville, Kentucky where a new branch office is being constructed. Construction commenced on December 1, 1999. At December 31, 1999, the book value of this property was $264,686.

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

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Financial and Other Data" in the Annual Report is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The consolidated financial statements contained on pages 15 through 45 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 8 hereof:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 1999

     Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 1999

     Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1999

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

  No.       Exhibits

   3.1      Certificate of Incorporation of CKF Bancorp, Inc.            *
   3.2      Bylaws of CKF Bancorp, Inc.                                  *
  10.1      CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan       **
  10.2 (a)  Severance Agreements between Central Kentucky Federal        **
            Savings Bank and Thomas R. Poland and Ann L. Hooks
       (b)  Severance Agreements between CKF Bancorp, Inc. and           **
            Thomas R. Poland and Ann L. Hooks
  10.3 (a)  Employment Agreement between Central Kentucky                **
            Federal Savings Bank and John H. Stigall
       (b)  Employment Agreement between CKF Bancorp, Inc.               **
            and John H. Stigall
  10.4      CKF Bancorp, Inc. Employee Recognition Plan                  **
  13        1999 Annual Report to Stockholders
  21        Subsidiaries of the Registrant
  23        Consent of Accountants
  27        Financial Data Schedule

__________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995
     (Commission File No. 0-25180).

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

                                            CKF BANCORP, INC.


March 16, 2000                              By: /s/ John H. Stigall
                                                --------------------------
                                                John H. Stigall
                                                President and Chief Executive
                                                Officer
                                                (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John H. Stigall                                         March 16, 2000
-----------------------------------------------
John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ann L. Hooks                                            March 16, 2000
-----------------------------------------------
Ann L. Hooks
Vice President and Treasurer
(Principal Financial Officer and
  Principal Accounting Officer)

/s/ Jack L. Bosley, Jr.                                     March 16, 2000
-----------------------------------------------
Jack L. Bosley, Jr.
(Director)

/s/ W. Irvine Fox, Jr.                                      March 16, 2000
-----------------------------------------------
W. Irvine Fox, Jr.
(Director)

/s/ J. T. Goggans                                           March 16, 2000
-----------------------------------------------
J. T. Goggans
(Director)

/s/ W. Banks Hudson, III                                    March 16, 2000
-----------------------------------------------
W. Banks Hudson, III
(Director)

/s/ Yvonne Y. Morley                                        March 16, 2000
-----------------------------------------------
Yvonne Y. Morley
(Director)

/s/ Warren O. Nash                                          March 16, 2000
-----------------------------------------------
Warren O. Nash
(Director)