Form 10QSB
period 2000-03-31
CKF BANCORP INC
filed 2000-05-12
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-26570

                                CKF Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  X    No
    ---      ---

As of May 8, 2000, 782,755 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:     Yes      No  X
                                                       ---     ---

Page 1 of 13 Pages                                    Exhibit Index at Page N/A
                                                                           -----

                                     CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
            December 31, 1999 .................................................3

         Consolidated Statements of Income for the Three-Month Periods Ended
            March 31, 2000 and 1999 (unaudited) ...............................4

         Consolidated Statement of Changes in Stockholders' Equity for the
            Three Month Periods Ended March 31, 2000 and 1999 (unaudited) .....5

         Consolidated Statements of Cash Flows for the Three-Month Periods
            Ended March 31, 2000 and 1999 (unaudited) .........................6

         Notes to Consolidated Financial Statements ...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................12
Item 2.  Changes in Securities and Use of Proceeds............................12
Item 3.  Defaults Upon Senior Securities .....................................12
Item 4.  Submission of Matters to a Vote of Security Holders..................12
Item 5.  Other Information ...................................................12
Item 6.  Exhibits and Reports on Form 8-K ....................................12

SIGNATURES

                         CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                --------------

                                                       As of          As of
                                                     March 31,     December 31,
                                                       2000           1999
                                                    -----------    -----------
                                                    (unaudited)
ASSETS

Cash and due from banks                             $   511,631    $   835,547
Interest bearing deposits                             1,907,972      3,488,269
Investment securities:
  Securities available-for-sale                         353,520        376,500
  Securities held-to-maturity                         2,005,305      2,004,600
Loans receivable, net                                64,967,978     63,160,359
Foreclosed real estate                                   32,923         32,923
Accrued interest receivable                             470,606        453,587
Office property and equipment, net                    1,026,293        854,154
Other assets                                              3,775          7,826
                                                    -----------    -----------

   Total assets                                     $71,280,003    $71,213,765
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                            $53,611,057    $53,324,839
Advance from Federal Home Loan Bank                   4,581,384      4,589,359
Advance payment by borrowers for taxes and
 insurance                                               64,513         25,966
Other liabilities                                       757,445        663,215
                                                    -----------    -----------

   Total liabilities                                 59,014,399     58,603,379
                                                    -----------    -----------

Stockholders' equity:
Common stock, $.01 par value, 4,000,000 shares
 authorized; 1,000,000 shares issued                     10,000         10,000
Additional paid-in capital                            9,589,625      9,585,429
Retained earnings, substantially restricted           7,733,611      7,733,718
Accumulated other comprehensive income                  228,155        243,322
Treasury stock, 212,363 and 187,365 shares,
 respectively, at cost                               (3,612,538)    (3,265,804)
Incentive Plan Trust, 59,600 shares, at cost         (1,172,073)    (1,172,073)
Unearned Employee Stock Ownership Plan (ESOP)
 stock                                                 (511,176)      (524,206)
                                                    -----------    -----------

   Total shareholder's equity                        12,265,604     12,610,386
                                                    -----------    -----------

   Total liabilities and shareholders' equity       $71,280,003    $71,213,765
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 -------------


                                                          For the Three-Month Periods
                                                                 Ended March 31
                                                          ---------------------------
                                                             2000             1999
                                                          ----------       ----------
Interest income:
 Interest on loans                                        $1,232,388       $1,057,822
 Interest and dividends on investments                        29,679           32,137
 Other interest income                                        23,412           29,144
                                                          ----------       ----------
   Total interest income                                   1,285,479        1,119,103
                                                          ----------       ----------

Interest expense:
 Interest on deposits                                        647,190          610,024
 Other interest                                               64,502            3,544
                                                          ----------       ----------
   Total interest expense                                    711,692          613,568
                                                          ----------       ----------

Net interest income                                          573,787          505,535
 Provision for loan losses                                     9,000            9,000
                                                          ----------       ----------
   Net interest income after provision for loan losses       564,787          496,535
                                                          ----------       ----------

Non-interest income:
 Loan and other service fees                                  18,694           20,376
 Other, net                                                      726              978
                                                          ----------       ----------
   Total non-interest income                                  19,420           21,354
                                                          ----------       ----------

Non-interest expense:
 Compensation and benefits                                   141,146          137,129
 Federal insurance premium                                     5,569            6,988
 Legal and professional fees                                   8,953           12,455
 State franchise tax                                          14,922           13,149
 Occupancy expense, net                                       13,584           11,959
 Data processing                                              16,798           14,634
 Other operating expenses                                     64,938           60,016
                                                          ----------       ----------
   Total non-interest expense                                265,910          256,330
                                                          ----------       ----------

Income before income tax expense                             318,297          261,559
Provision for income taxes                                   108,221           88,937
                                                          ----------       ----------

Net income                                                $  210,076       $  172,622
                                                          ==========       ==========

Earnings per common share                                 $      .30       $      .22
                                                          ==========       ==========

Earnings per common share - assuming dilution             $      .30       $      .22
                                                          ==========       ==========
Weighted average common shares outstanding during the
 quarter                                                     692,943          785,465
                                                          ==========       ==========
Weighted average common shares after dilutive effect
 outstanding during the quarter                              692,943          799,918
                                                          ==========       ==========

          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           for the three month periods ended March 31, 2000 and 1999
                                  (unaudited)
                                 -------------


                                                                                                 Accumulated
                                                             Additional                             Other
                                              Common          Paid-in            Retained       Comprehensive      Treasury
                                               Stock          Capital            Earnings           Income           Stock
                                            -----------   ----------------   ----------------   --------------   ------------
Balance, December 31, 1998                  $    10,000   $      9,555,017   $      7,366,006   $      410,294   $ (1,683,489)
Comprehensive income:
   Net income                                                                         172,622
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                                     (38,492)
Total comprehensive income
Dividend declared                                                                    (214,350)
ESOP shares earned                                                  19,279
Purchase of common stock, 20,580 shares                                                                              (368,702)
Shares issued upon exercise of options                             (10,500)
                                            -----------   ----------------   ----------------   --------------   ------------
Balance, March 31, 1999                     $    10,000   $      9,563,796   $      7,324,278   $      371,802   $ (2,052,191)
                                            ===========   ================   ================   ==============   ============

Balance, December 31, 1999                  $    10,000   $      9,585,429   $      7,733,718   $      243,322   $ (3,265,804)
Comprehensive income:
   Net income                                                                         210,076
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                                     (15,167)
Total comprehensive income
Dividend declared                                                                    (210,183)
ESOP shares earned                                                   4,196
Purchase of common stock, 24,998 shares                                                                              (346,734)
                                            -----------   ----------------   ----------------   --------------   ------------
Balance, March 31, 2000                     $    10,000   $      9,589,625   $      7,733,611   $      228,155   $ (3,612,538)
                                            ===========   ================   ================   ==============   ============


                                              Incentive     Unearned        Total
                                                Plan          ESOP      Stockholders'
                                                Trust        Shares        Equity
                                            ------------   ----------   ------------
Balance, December 31, 1998                  $ (1,221,853)  $ (569,270)  $ 13,866,705
                                                                        ------------
Comprehensive income:
   Net income                                                                172,622
   Other comprehensive loss, net of tax
     unrealized loss on securities                                           (38,492)
                                                                        ------------
Total comprehensive income                                                   134,130
Dividend declared                                                           (214,350)
ESOP shares earned                                             13,105         32,384
Purchase of common stock, 20,580 shares                                     (368,702)
Shares issued upon exercise of options            42,000                      31,500
                                            ------------   ----------   ------------
Balance, March 31, 1999                     $ (1,179,853)  $ (556,165)  $ 13,481,667
                                            ============   ==========   ============

Balance, December 31, 1999                  $ (1,172,073)  $ (524,206)  $ 12,610,386
                                                                        ------------
Comprehensive income:
   Net income                                                                210,076
   Other comprehensive loss, net of tax
     unrealized loss on securities                                           (15,167)
                                                                        ------------
Total comprehensive income                                                   194,909
Dividend declared                                                           (210,183)
ESOP shares earned                                             13,030         17,226
Purchase of common stock, 24,998 shares                                     (346,734)
                                            ------------   ----------   ------------
Balance, March 31, 2000                     $ (1,172,073)  $ (511,176)  $ 12,265,604
                                            ============   ==========   ============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 -------------

                                                            For the Three-Month Periods
                                                                    Ended March 31
                                                            ---------------------------
                                                                 2000          1999
                                                            -------------   -----------
Cash flows from operating activities:
 Net income                                                 $   210,076     $   172,622
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                       9,000           9,000
  Amortization of loan fees                                      (2,352)         (1,964)
  ESOP benefit expense                                           17,226          23,493
  Provision for depreciation                                     10,359           7,863
  FHLB stock dividend                                           (10,300)         (9,500)
  Amortization of investment premium                                118           1,275
 Change in:
  Interest receivable                                           (17,019)         29,072
  Other liabilities and federal income taxes payable            102,784          79,257
  Prepaid expense                                                 4,051            (820)
  Interest payable                                                 (741)          2,296
                                                            -----------     -----------
        Net cash provided by operating activities               323,202         312,594
                                                            -----------     -----------

Cash flows from investing activities:
 Loan originations and principal payment on loans, net       (1,814,267)       (428,627)
 Payments for construction of Branch bank building             (150,669)
 Purchase of office equipment                                   (31,829)
 Principle repayment on mortgage back securities                  9,477          28,226
                                                            -----------     -----------
        Net cash (used) by investing activities              (1,987,288)       (400,401)
                                                            -----------     -----------
Cash flows from financing activities:
 Net increase (decrease) in demand deposits, NOW
   accounts and savings accounts                                134,521         676,206
 Net increase (decrease) in certificates of deposit             151,697         720,600
 Net increase (decrease) in custodial accounts                   38,547          23,897
 Payments on FHLB advances                                       (7,975)     (2,007,449)
 Dividends paid                                                (210,183)       (214,350)
 Purchase of common stock                                      (346,734)       (368,702)
 Additional principal received on ESOP loan                                       8,892
 Proceeds from exercise of stock option                                          31,500
                                                            -----------     -----------
        Net cash provided (used) by financing activities       (240,127)     (1,129,406)
                                                            -----------     -----------

Increase (decrease) in cash and cash equivalents             (1,904,213)     (1,217,213)
Cash and cash equivalents, beginning of period                4,323,816       4,003,872
                                                            -----------     -----------
Cash and cash equivalents, end of period                    $ 2,419,603     $ 2,786,659
                                                            ===========     ===========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                                 $     3,045     $
                                                            ===========     ===========
 Cash paid for interest                                     $   712,433     $   611,272
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000.

2.   Regulatory Capital

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                              March 31, 2000
                            ------------------------------------------------------
                                                                     To be Well
                                                                  Capitalized Under
                                                 For Capital      Prompt Corrective
                                              Adequacy Purposes   Action Provisions
                            ----------------  -----------------   -----------------
                                 Actual            Required            Required
                            ----------------  -----------------   -----------------
                             Amount      %      Amount      %       Amount     %
                            ----------------  -----------------   -----------------
Core capital                $11,295    15.9%    $2,836     4.0%     $4,254    6.0%
Tangible capital            $11,295    15.9%    $1,063     1.5%        N/A     N/A
Total Risk based capital    $11,459    27.0%    $3,399     8.0%     $4,249   10.0%
Leverage                    $11,295    15.9%       N/A     N/A      $3,546    5.0%

3.   Dividends

     A cash dividend of $0.30 per share was paid on February 10, 2000 to stockholders of record as of January 28, 2000. The total dividends paid by the Company for the quarter ended March 31, 2000 amounted to $210,183.

4.   Common Stock

     The Company purchased 24,998 shares of treasury stock at a cost of $346,734 during the three months ended March 31, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $66,000, from $71.2 million at December 31, 1999 to $71.3 million at March 31, 2000. The net increase in assets includes a $1.8 million or 2.9% increase in net loans receivable and a $172,000, or 20.2% increase in office property and equipment, offset by a $1.9 million, or 44.0%, decrease in cash and interest-bearing deposits.

The Company's aggregate investment securities portfolio decreased $22,000, or
 .9%, to $2.4 million at March 31, 2000. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $22,000 due solely to the decrease in the market value of such securities.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 2000, the Company included net unrealized gains of approximately $228,000 in stockholders' equity. At December 31, 1999, the Company included net unrealized gains of approximately $243,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $1.8 million, or 2.9%, from $63.2 million at December 31, 1999 to $65.0 million at March 31, 2000 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $286,000, or .5%, to $53.6 million at March 31, 2000. This increase reflects the Company's competitively priced product line within the local market area.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

Net Income

Net income for the three months ended March 31, 2000 was $210,000 compared to $173,000 for the corresponding period in 1999, an increase of $37,000, or 21.7%. The increase resulted primarily from an increase in net interest income of $68,000, offset by increases in non-interest expense of $10,000 and an increase in income tax expense of $19,000.

Interest Income

Interest income totaled 7.5% of average assets for the quarter ended March 31, 2000 compared to 7.1% for the quarter ended March 31, 1999. Interest income increased $166,000, or 14.9%, to $1.3 million for the quarter ended March 31, 2000 from $1.1 million for the quarter ended March 31, 1999. The increase was due to an increase of 40 basis points in the effective rate earned on interest-bearing assets for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, and an increase in the average earning assets of $5.5 million for the quarter ended March 31, 2000 compared to the same period in 1999.

Interest Expense

Interest expense totaled $712,000 and $614,000 for the three months ended
March 31, 2000 and 1999, respectively. The increase in interest expense of $98,000 or 16.0%, for the three months ended March 31, 2000 as compared to the same period for 1999 was due to an increase of $7.2 million in average interest bearing liabilities for the quarter ended March 31, 2000 compared to the same period in 1999.

Provision for Loan Losses

The Bank established a provision for loan losses of $9,000 for both periods ended March 31, 2000 and 1999. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $19,000 and $21,000 for the three months ended March 31, 2000 and 1999, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $18,000 and $20,000 for the three months ended March 31, 2000 and 1999, respectively.

Non-interest Expense

Non-interest expense totaled $266,000 and $256,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of $10,000, or 3.7%, and such expense amounted to 1.5% and 1.6% of average assets for the periods ended
March 31, 2000 and 1999, respectively.

Income Taxes

The provision for income taxes for the three months ended March 31, 2000 and 1999 was $108,000 and $89,000, respectively, which as a percentage of income before income taxes was 34% for both periods.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                      March 31,   December 31,
                                                        2000          1999
                                                      ---------   ------------
                                                       (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
 Real Estate:
  Residential                                             $  47           $132
  Commercial
 Consumer                                                     3             28
                                                          -----           ----
   Total                                                  $  50           $160
                                                          =====           ====

Accruing loans which are contractually past due 90
 days or more:
 Real Estate:
  Residential                                               503            140
  Commercial
 Consumer                                                     7              6
                                                          -----           ----
   Total                                                    510            146
                                                          =====           ====

Total of loans accounted for as non-accrual or as
 accruing past due 90 days or more                        $ 560           $306
                                                          =====           ====
Percentage of total loans                                   .86%           .48%
                                                          =====           ====
Other non-performing assets/2/                            $   -           $  -
                                                          =====           ====
Restructured loans                                        $   -           $  -
                                                          =====           ====

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

During the three months ended March 31, 2000, additional interest income of $1,465 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the three months ended March 31, 2000 totaled $294.

At March 31, 2000, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the first quarter of fiscal year 2000, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets.

At March 31, 2000, the Bank had outstanding commitments to originate loans totaling $419,000, excluding $1.1 million in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2000 totaled $25.2 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

           b. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date: May 8, 2000         /s/ John H. Stigall
                          ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)


Date: May 8, 2000         /s/ Ann L. Hooks
                          ------------------------------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)