Form 10KSB40/A
period 1999-12-31
CKF BANCORP INC
filed 2000-06-13
CIK 930203

         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                    _____________
                   FORM 10-KSB/A
                   Amendment No. 1
(Mark One)

[ X ]  ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF   1934.
For the fiscal year ended December 31, 1999
                         OR
[   ]  TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______________ to _____________

             Commission File No. 0-25180
                                 -------

                  CKF BANCORP, INC.
  ----------------------------------------------------------
     (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

      DELAWARE                               61-1267810
---------------------------------         -------------------
(STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY             40422
-------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (606) 236-4181
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

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999. (Part II)

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders, filed as Exhibit 99.1 hereto, (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

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

                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report

      (3) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-KSB/A and is also the Exhibit
Index.

   No.              Exhibit
   ---              -------

 3.1    Certificate of Incorporation of CKF Bancorp, Inc. *

 3.2    Bylaws of CKF Bancorp, Inc. *

10.1    CKF Bancorp, Inc. 1995 Stock Option and Incentive
          Plan **

10.2(a) Severance Agreements between Central Kentucky Federal
          Savings Bank and Thomas R. Poland and Ann L. Hooks **

    (b) Severance Agreements between CKF Bancorp, Inc. and
        Thomas R. Poland and Ann L. Hooks **

10.3(a) Employment Agreement between Central Kentucky
        Federal Savings Bank and John H. Stigall **

    (b) Employment Agreement between CKF Bancorp, Inc. and
        John H. Stigall **

10.4    CKF Bancorp, Inc. Employee Recognition Plan    **

13      1999 Annual Report to Stockholders

21      Subsidiaries of the Registrant

23      Consent of Accountants

27      Financial Data Schedule

        99. 1  Proxy Statement for the 2000 Annual Meeting of
Stockholders
_________________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).

      (c)  Exhibits.  The exhibits required by Item 601 of
Regulation S-K are either filed as part of this Report on Form
10-KSB/A or incorporated herein by reference.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CKF BANCORP, INC.



June 13, 2000                       By: /s/ John H. Stigall
                                        ------------------------
                                        John H. Stigall
                                        President and
                                        Chief Executive
                                        Officer
                                        (Duly Authorized
                                        Representative)