Form 10QSB
period 2000-06-30
CKF BANCORP INC
filed 2000-08-14
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ---------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180


                                CKF Bancorp, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                61-1267810
-------------------------                                -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

340 West Main Street, Danville, Kentucky                          40422
----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (606) 236-4181
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
Yes      X                 No
   ---------------           -----------------

As of August 8, 2000, 772,355 shares of the registrant's common stock were issued and outstanding.

Page 1 of 14 Pages                                     Exhibit Index at Page N/A
                                                                            ----

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
            December 31, 1999 .................................................3

         Consolidated Statements of Income for the Three-Month Periods
            Ended June 30, 2000 and 1999 (unaudited) and the Six-Month
            Periods Ended June 30, 2000 and 1999 (unaudited) ..................4

         Consolidated Statement of Changes in Stockholders' Equity for the
            Six Month Period Ended June 30, 2000 and 1999 (unaudited) .........5

         Consolidated Statements of Cash Flows for the Six-Month Periods Ended
            June 30, 2000 and 1999 (unaudited) ................................6

         Notes to Consolidated Financial Statements ...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................13
Item 2.  Changes in Securities ...............................................13
Item 3.  Defaults Upon Senior Securities .....................................13
Item 4.  Submission of Matters to a Vote of Security Holders .................13
Item 5.  Other Information ...................................................13
Item 6.  Exhibits and Reports on Form 8-K ....................................13

SIGNATURES

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            ------------------------

                                                                               As of                As of
                                                                             June 30,            December 31,
                                                                               2000                  1999
                                                                         ---------------       ---------------
ASSETS                                                                      (Unaudited)
Cash and due from banks                                                  $     1,092,847       $       835,547
Interest bearing deposits                                                      1,615,437             3,488,269
Investment securities:
   Securities available-for-sale                                                 324,000               376,500
   Securities held-to-maturity                                                 1,754,134             2,004,600
Loans receivable, net                                                         65,265,450            63,160,359
Foreclosed real estate                                                            32,923                32,923
Accrued interest receivable                                                      493,085               453,587
Office property and equipment, net                                             1,456,435               854,154
Other assets                                                                      50,111                 7,826
                                                                         ---------------       ---------------

     Total assets                                                        $    72,084,422       $    71,213,765
                                                                         ===============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                 $    51,482,756       $    53,324,839
Advances from Federal Home Loan Bank                                           7,573,272             4,589,359
Advance payment by borrowers for taxes and insurance                              96,520                25,966
Other liabilities                                                                663,595               663,215
                                                                         ---------------       ---------------

     Total liabilities                                                        59,816,143            58,603,379
                                                                         ---------------       ---------------

Stockholders' equity:
Common stock, $.01 par value, 4,000,000 shares authorized;
   1,000,000 shares issued                                                        10,000                10,000
Additional paid-in capital                                                     9,594,576             9,585,429
Retained earnings, substantially restricted                                    7,933,961             7,733,718
Accumulated other comprehensive income                                           208,672               243,322
Treasury stock, 226,245 and 187,365 shares, respectively, at cost             (3,808,711)           (3,265,804)
Incentive Plan Trust, 59,600 shares, at cost                                  (1,172,073)           (1,172,073)
Unearned Employee Stock Ownership Plan (ESOP) shares                            (498,146)             (524,206)
                                                                         ---------------       ---------------

     Total stockholder's equity                                               12,268,279            12,610,386
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $    72,084,422       $    71,213,765
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            ------------------------

                                              For the Three-Month Periods         For the Six-Month Periods
                                                     Ended June 30,                   Ended June 30,
                                            -------------------------------     ------------------------------
                                                 2000              1999             2000              1999
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans....................    $    1,261,998    $   1,099,839     $   2,494,386    $   2,157,661
   Interest and dividends on investments            32,877           32,600            62,556           64,737
   Other interest income................            18,199           26,948            41,611           56,092
                                            --------------    -------------     -------------    -------------
     Total interest income..............         1,313,074        1,159,387         2,598,553        2,278,490
                                            --------------    -------------     -------------    -------------

Interest expense:.......................
   Interest on deposits.................           663,889          626,454         1,311,079        1,236,478
   Other interest expense...............            93,777           10,090           158,279           13,634
                                            --------------    -------------     -------------    -------------
     Total interest expense.............           757,666          636,544         1,469,358        1,250,112
                                            --------------    -------------     -------------    -------------

Net interest income.....................           555,408          522,843         1,129,195        1,028,378
Provision for loan losses...............             9,000            9,000            18,000           18,000
                                            --------------    -------------     -------------    -------------
     Net interest income after
     provision for loan losses..........           546,408          513,843         1,111,195        1,010,378
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees..........            20,201           20,604            38,895           40,979
   Other, net...........................               896              932             1,622            1,911
                                            --------------    -------------     -------------    -------------
     Total non-interest income..........            21,097           21,536            40,517           42,890
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits............           147,575          125,138           288,721          262,267
   Federal insurance premium............             2,743            7,227             8,312           14,215
   State franchise tax..................            14,923           15,514            29,845           28,663
   Occupancy expenses, net..............            15,677           13,612            29,261           25,571
   Data processing expenses.............            15,990           13,680            32,788           28,314
   Legal and other professional fees....             3,957           15,634            12,910           28,089
   Other operating expenses.............            63,079           74,119           128,017          134,135
                                            --------------    -------------     -------------    -------------
     Total non-interest expense.........           263,944          264,924           529,854          521,254
                                            --------------    -------------     -------------    -------------

Income before income tax expense........           303,561          270,455           621,858          532,014
Provision for income taxes..............           103,211           75,832           211,432          164,769
                                            --------------    -------------     -------------    -------------

Net income..............................    $      200,350    $     194,623     $     410,426    $     367,245
                                            ==============    =============     =============    =============

Earnings per common share...............    $          .30    $         .25     $         .60    $         .47
                                            ==============    =============     =============    =============
Earnings per common share
   -assuming dilution...................    $          .30    $         .25     $         .60    $         .46
                                            ==============    =============     =============    =============

Weighted average common shares
   outstanding during the quarter.......           670,917          769,342           681,930          777,404
                                            ==============    =============     =============    =============
Weighted average common shares after
   dilutive effect outstanding during
   the quarter..........................           671,962          781,654           682,975          790,786
                                            ==============    =============     =============    =============

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             for the six month periods ended June 30, 2000 and 1999
                                   (unaudited)
                            ------------------------

                                                                                                         Accumulated
                                                                     Additional                             Other
                                                    Common            Paid-in           Retained        Comprehensive
                                                     Stock            Capital           Earnings           Income
                                                  -----------     --------------     --------------     -------------
Balance, December 31, 1998                        $    10,000     $    9,555,017     $    7,366,006     $    410,294

Comprehensive income:
  Net income                                                                                367,245
  Other comprehensive loss, net of tax
    unrealized losses on securities                                                                          (35,605)

Total comprehensive income

Dividend declared                                                                          (214,350)

ESOP shares earned                                                        28,592

Purchase of common stock, 32,680 shares

Shares issued upon exercise of options                                   (10,500)
                                                  -----------     --------------     --------------     -------------
Balance, June 30, 1999                            $    10,000     $    9,573,109     $    7,518,901     $    374,689
                                                  ===========     ==============     ==============     ============
Balance, December 31, 1999                        $    10,000     $    9,585,429     $    7,733,718     $    243,322

Comprehensive income:
  Net income                                                                                410,426
  Other comprehensive loss, net of tax
    unrealized loss on securities                                                                            (34,650)

Total comprehensive income

Dividend declared                                                                          (210,183)

ESOP shares earned                                                         9,147

Purchase of common stock, 38,880 shares
                                                  -----------     --------------     --------------     ------------
Balance, June 30, 2000                            $    10,000     $    9,594,576     $    7,933,961     $    208,672
                                                  ===========     ==============     ==============     ============

                                                                                         Unearned           Total
                                                   Treasury         Incentive             ESOP          Stockholders'
                                                     Stock             Plan              Shares            Equity
                                                  -----------     --------------     --------------     -------------
Balance, December 31, 1998                        $(1,683,489)    $   (1,221,853)    $     (569,270)    $  13,866,705
                                                                                                        -------------
Comprehensive income:
  Net income                                                                                                  367,245
  Other comprehensive loss, net of tax
    unrealized losses on securities                                                                           (35,605)
                                                                                                        -------------
Total comprehensive income                                                                                    331,640

Dividend declared                                                                                            (214,350)

ESOP shares earned                                                                           18,854            47,446

Purchase of common stock, 32,680 shares              (577,302)                                               (577,302)

Shares issued upon exercise of options                                    42,000                               31,500
                                                  -----------     --------------     --------------     -------------
Balance, June 30, 1999                            $(2,260,791)    $   (1,179,853)    $     (550,416)    $  13,485,639
                                                  ===========     ==============     ==============     =============
Balance, December 31, 1999                        $(3,265,804)    $   (1,172,073)    $     (524,206)    $  12,610,386
                                                                                                        -------------
Comprehensive income:
  Net income                                                                                                  410,426
  Other comprehensive loss, net of tax
    unrealized loss on securities                                                                             (34,650)
                                                                                                        -------------
Total comprehensive income                                                                                    375,776

Dividend declared                                                                                            (210,183)

ESOP shares earned                                                                           26,060            35,207

Purchase of common stock, 38,880 shares              (542,907)                                               (542,907)
                                                  -----------     --------------     --------------     -------------

Balance, June 30, 2000                            $(3,808,711)    $   (1,172,073)    $     (498,146)    $  12,268,279
                                                  ===========     ==============     ==============     =============

    The accompanying notes are an integral part of the consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            ------------------------

                                                                                  For the Six-Month Periods
                                                                                        Ended June 30
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
Cash flows from operating activities:
   Net income                                                                   $     410,426    $     367,245
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                        18,000           18,000
      Amortization of loan fees                                                        (7,962)         (11,796)
      ESOP benefit expense                                                             35,207           38,554
      Provision for depreciation                                                       21,792           15,726
      FHLB stock dividend                                                             (21,300)         (19,300)
      Amortization of investment premium                                                  290            1,695
   Change in:
      Interest receivable                                                             (39,498)           4,335
      Other liabilities and federal income taxes payable                                4,760           82,612
      Prepaid expense                                                                 (42,285)         (44,321)
      Interest payable                                                                 13,470            8,343
                                                                                -------------    -------------
          Net cash provided by operating activities                                   392,900          461,093
                                                                                -------------    -------------
Cash flows from investing activities:
   Loan originations and principal payment on loans, net                           (2,115,129)      (3,253,995)
   Payments for land and construction of Branch bank building                        (482,472)        (240,000)
   Purchase of office equipment                                                      (141,601)         (81,613)
   Matured held-to-maturity securities                                                250,000          500,000
   Purchase of held-to-maturity securities                                                            (500,000)
   Principle repayment on mortgage-backed securities                                   21,477           47,805
                                                                                -------------    -------------
          Net cash provided (used) by investing activities                         (2,467,725)      (3,527,803)
                                                                                -------------    -------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                           (247,442)       1,082,309
   Net increase (decrease) in certificates of deposit                              (1,594,641)       1,580,841
   Net increase (decrease) in custodial accounts                                       70,554           59,914
   Proceeds from FHLB advances                                                      3,000,000        1,500,000
   Payments on FHLB advances                                                          (16,088)      (2,015,026)
   Dividends paid                                                                    (210,183)        (214,350)
   Purchase of common stock                                                          (542,907)        (577,302)
   Additional principal payment on ESOP loan                                                             8,892
   Proceeds from exercise of stock option                                                               31,500
                                                                                -------------    -------------
          Net cash provided by financing activities                                   459,293        1,456,778
                                                                                -------------    -------------
Increase (decrease) in cash and cash equivalents                                   (1,615,532)      (1,609,932)
Cash and cash equivalents, beginning of period                                      4,323,816        4,003,872
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                        $   2,708,284    $   2,393,940
                                                                                =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                   $     243,045    $      75,000
                                                                                =============    =============
   Cash paid for interest                                                       $   1,455,888    $   1,241,769
                                                                                =============    =============

Mortgage loans originated to finance sale of foreclosed real estate             $                $      70,625
                                                                                =============    =============

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000.

2.   Regulatory Capital

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                              June 30, 2000
                             --------------------------------------------------------------------------------
                                                                                             To be Well
                                                                                         Capitalized Under
                                                               For Capital               Prompt Corrective
                                                            Adequacy Purposes            Action Provisions
                             ------------------------    ------------------------   -------------------------
                                     Actual                     Required                    Required
                             ------------------------    ------------------------   -------------------------
                                  Amount      %               Amount     %               Amount          %
                             ------------------------    ------------------------   -------------------------
Core capital                     $10,518    14.7%             $2,869    4.0%             $4,302         6.0%
Tangible capital                 $10,518    14.7%             $1,075    1.5%                N/A          N/A
Total Risk based capital         $10,691    22.2%             $3,860    8.0%             $4,825        10.0%
Leverage                         $10,518    14.7%                N/A     N/A             $3,585         5.0%

3.   Dividends

     A cash dividend of $0.30 per share was paid on February 10, 2000 to stockholders of record as of January 28, 2000. The total dividends paid by the Company for the six months ended June 30, 2000 amounted to $210,183.

4.   Common Stock

     The Company purchased 38,880 shares of treasury stock at a cost of $542,907 during the six months ended June 30, 2000.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $871,000, from $71.2 million at December 31, 1999 to $72.1 million at June 30, 2000. The net increase in assets includes a $2.1 million or 3.3% increase in net loans receivable and a $603,000, or 70.5% increase in office property and equipment, offset by a $1.6 million, or 37.4%, decrease in cash and interest-bearing deposits, and $303,000, or 12.7% decrease in investment securities.

The Company's aggregate investment securities portfolio decreased $303,000, or 12.7%, to $2.1 million at June 30, 2000. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $53,000 due solely to the decrease in the market value of such securities. Securities classified as held-to-maturity decreased $250,000 due to the maturity of a FHLB bond.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 2000, the Company included net unrealized gains of approximately $209,000 in stockholders' equity. At December 31, 1999, the Company included net unrealized gains of approximately $243,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $2.1 million, or 3.3%, from $63.2 million at December 31, 1999 to $65.3 million at June 30, 2000 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits decreased by $1.8 million, or 3.5%, to $51.5 million at June 30, 2000. Advances from the FHLB increased approximately $3.0 million from $4.5 million at December 31, 1999 to $7.5 million at June 30, 2000, reflecting management's decision to obtain FHLB advances which were available at attractive rates and used to offset the decline in deposits.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Income

Net income for the three months ended June 30, 2000 was $200,000 compared to $195,000 for the corresponding period in 1999, an increase of $5,000, or 2.9%. The increase resulted primarily from an increase in net interest income of $32,000, offset by an increase in income tax expense of $27,000.

Interest Income

Interest income totaled 7.6% of average assets for the quarter ended June 30, 2000 compared to 6.9% for the quarter ended June 30, 1999. Interest income increased $153,000, or 13.3%, to $1.3 million for the quarter ended June 30, 2000 from $1.2 million for the quarter ended June 30, 1999. The increase was due to an increase of 70 basis points in the effective rate earned on interest-bearing assets for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, and an increase in the average earning assets of $2.3 million for the quarter ended June 30, 2000 compared to the same period in 1999.

Interest Expense

Interest expense totaled $758,000 and $637,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in interest expense of $121,000 or 19.0%, for the three months ended June 30, 2000 as compared to the same period for 1999 was due to an increase of $5.2 million in average interest bearing liabilities for the quarter ended June 30, 2000 compared to the same period in 1999 and an increase of 40 basis points in the effective rate paid on interest bearing liabilities for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

Provision for Loan Losses

The Bank established a provision for loan losses of $9,000 for both quarters ended June 30, 2000 and 1999. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $21,000 and $22,000 for the three months ended June 30, 2000 and 1999, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $20,000 and $21,000 for the three months ended June 30, 2000 and 1999, respectively.

Non-interest Expense

Non-interest expense totaled $264,000 and $265,000 for the three months ended June 30, 2000 and 1999, respectively, a decrease of $1,000, or .4%, and such expense amounted to 1.5% and 1.6% of average assets for the periods ended June 30, 2000 and 1999, respectively.

Income Taxes

The provision for income taxes for the three months ended June 30, 2000 and 1999 was $103,000 and $76,000, respectively, which as a percentage of income before income taxes was 34% and 28%, respectively.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net Income

Net income for the six months ended June 30, 2000 was $410,000, as compared to $367,000 for the corresponding period in 1999, an increase of $43,000, or 11.8%. The increase resulted primarily from an increase of $101,000 in net interest income, offset by an increase of $9,000 in non-interest expense, an increase of $47,000 in income tax expense, and a decrease of $2,000 in non-interest income.

Interest Income

Interest income totaled $2.6 million for the six months ended June 30, 2000, which was $320,000 more than the comparable period in 1999. The increase in interest income of $320,000, or 14.0%, for the six months ended June 30, 2000 as compared to the same period for 1999 was due primarily to an increase of 53 basis points in the effective rate earned on interest bearing assets plus an increase of $3.9 million in the average balance of interest earning assets.

Interest Expense

Interest expense totaled $1.5 million for the six months periods ended June 30, 2000, which was $219,000 more than the comparable period in 1999. Interest expense increased due to the increase of $6.2 million in the average interest bearing liabilities plus the increase of 24 basis points in the effective rate paid on deposits and FHLB advances.

Provision for Loan Losses

The Bank established a provision for loan losses of $18,000 for both six month periods ended June 30, 2000 and 1999. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $41,000 and $43,000 for the six months ended June 30, 2000 and 1999, respectively. Noninterest income included primarily fees charged in connection with loans and service charges on deposit accounts of $39,000 and $41,000 for the six months ended June 30, 2000 and 1999, respectively.

Non-Interest Expense

Non-interest expense totaled $530,000 and $521,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of $9,000 or 1.6%, and such expense amounted to 1.5% and 1.6% of average assets for the periods ended June 30, 2000 and 1999, respectively.

Income Taxes

The provision for income taxes for the six months ended June 30, 2000 and 1999 was $211,000 and $164,000, respectively, and, as a percentage of income before income taxes was 34% and 31% for the six months ended June 30, 2000 and 1999, respectively.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                              June 30,           December 31,
                                                                                2000                  1999
                                                                           -------------         -------------
                                                                                (amounts in thousands)
Loans accounted for on a non-accrual basis:1
   Real Estate:
     Residential                                                           $          92         $         132
     Commercial
   Consumer                                                                           16                    28
                                                                           -------------         -------------
       Total                                                               $         108         $         160
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential                                                                     325                   140
     Commercial
   Consumer                                                                            4                     6
                                                                           -------------         -------------
       Total                                                                         329                   146
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $         437         $         306
                                                                           =============         =============
Percentage of total loans                                                            .67%                  .48%
                                                                           =============         =============
Other non-performing assets2                                               $          33         $          33
                                                                           =============         =============
Restructured loans                                                         $           -         $           -
                                                                           =============         =============

1 Non-accrual status denotes any mortgage loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

2 Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. Such property is carried at the lower of its fair market value or the principal balance of the related loan.

During the six months ended June 30, 2000, additional interest income of $4,369 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the six months ended June 30, 2000 totaled $377.

At June 30, 2000, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the second quarter of fiscal year 2000, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank, at June 30, 2000, was classified as "Well Capitalized" under current regulatory capital requirements.

At June 30, 2000, the Bank had outstanding commitments to originate loans totaling $243,000, excluding $1.3 million in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 2000 totaled $22.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   None

Item 2. Changes in Securities and Use of Proceeds                           None

Item 3. Defaults Upon Senior Securities                                     None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on April 20, 2000, 673,898 shares of CKF Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

        Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                                       Votes in                     Votes
                  Nominee                         Favor of Election               Withheld
        -----------------------------------    -----------------------     ----------------------
        W. Banks Hudson, III                           665,757                      8,141
        William H. Johnson                             665,757                      8,141

Item 5. Other Information                                                   None

Item 6. Exhibits and Reports on Form 8-K

          (a)  The following Exhibit is filed herewith:
               Exhibit 27                                Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CKF Bancorp, Inc.

Date: August 8, 2000      /s/ John H. Stigall
                      ----------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date: August 8, 2000      /s/ Ann L. Hooks
                      ----------------------------------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)