Form 10QSB
period 2000-09-30
CKF BANCORP INC
filed 2000-11-13
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    0-25180


                                CKF Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                61-1267810
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

340 West Main Street, Danville, Kentucky                            40422
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (859) 236-4181
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes    X         No
   ---------       ---------

As of November 7, 2000, 752,761 shares of the registrant's common stock were issued and outstanding.

Page 1 of 14 Pages                                   Exhibit Index at Page  N/A
                                                                           -----

                                    CONTENTS

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                  December 31, 1999 ................................................................ 3

               Consolidated Statements of Income for the Three-Month Periods
                  Ended September 30, 2000 and 1999 (unaudited) and the
                  Nine-Month Periods Ended September 30, 2000 and 1999
                  (unaudited) ...................................................................... 4

               Consolidated Statement of Changes in Stockholders' Equity for the
                  Nine Month Periods Ended September 30, 2000 and 1999
                  (unaudited) ...................................................................... 5

               Consolidated Statements of Cash Flows for the Nine-Month Periods
                  Ended September 30, 2000 and 1999 (unaudited) .................................... 6

               Notes to Unaudited Consolidated Financial Statements ................................ 7

Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ........................................................... 10


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings .................................................................. 13
Item 2.        Changes in Securities .............................................................. 13
Item 3.        Defaults Upon Senior Securities .................................................... 13
Item 4.        Submission of Matters to a Vote of Security Holders ................................ 13
Item 5.        Other Information .................................................................. 13
Item 6.        Exhibits and Reports on Form 8-K ................................................... 13

SIGNATURES

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                               As of                 As of
                                                                           September 30,         December 31,
                                                                               2000                  1999
                                                                         ---------------       ---------------
ASSETS                                                                      (Unaudited)
Cash and due from banks                                                  $       389,313       $       835,547
Interest bearing deposits                                                      2,344,451             3,488,269
Investment securities:
   Securities available-for-sale                                                 432,480               376,500
   Securities held-to-maturity                                                 1,744,041             2,004,600
Loans receivable, net                                                         66,955,819            63,160,359
Foreclosed real estate                                                            32,923                32,923
Accrued interest receivable                                                      566,371               453,587
Office property and equipment, net                                             1,472,013               854,154
Other assets                                                                      31,507                 7,826
                                                                         ---------------       ---------------

     Total assets                                                        $    73,968,918       $    71,213,765
                                                                         ===============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                 $    53,355,030       $    53,324,839
Advances from Federal Home Loan Bank                                           7,565,020             4,589,359
Advance payment by borrowers for taxes and insurance                             155,607                25,966
Other liabilities                                                                689,010               663,215
                                                                         ---------------       ---------------

     Total liabilities                                                        61,764,667            58,603,379
                                                                         ---------------       ---------------

Stockholders' equity:
Common stock, $.01 par value, 4,000,000 shares authorized;
   1,000,000 shares issued                                                        10,000                10,000
Additional paid-in capital                                                     9,600,114             9,585,429
Retained earnings, substantially restricted                                    7,902,499             7,733,718
Accumulated other comprehensive income                                           280,269               243,322
Treasury stock, 238,389 and 187,365 shares, respectively, at cost             (3,983,942)           (3,265,804)
Incentive Plan Trust, 55,600 shares, at cost                                  (1,119,573)           (1,172,073)
Unearned Employee Stock Ownership Plan (ESOP) shares                            (485,116)             (524,206)
                                                                         ---------------       ---------------

     Total stockholder's equity                                               12,204,251            12,610,386
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $    73,968,918       $    71,213,765
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 ---------------

                                              For the Three-Month Periods         For the Nine-Month Periods
                                                   Ended September 30,               Ended September 30,
                                            -------------------------------     ------------------------------
                                                 2000              1999             2000              1999
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans....................    $    1,327,159    $   1,156,065     $   3,821,545    $   3,313,726
   Interest and dividends on investments            27,975           31,441            90,531           96,178
   Other interest income................            23,958           16,747            65,569           72,839
                                            --------------    -------------     -------------    -------------
      Total interest income.............         1,379,092        1,204,253         3,977,645        3,482,743
                                            --------------    -------------     -------------    -------------

Interest expense:.......................
   Interest on deposits.................           711,345          626,809         2,022,424        1,863,287
   Other interest expense...............           111,810           28,900           270,089           42,534
                                            --------------    -------------     -------------    -------------
      Total interest expense............           823,155          655,709         2,292,513        1,905,821
                                            --------------    -------------     -------------    -------------

Net interest income.....................           555,937          548,544         1,685,132        1,576,922
Provision for loan losses...............             9,000            9,000            27,000           27,000
                                            --------------    -------------     -------------    -------------
      Net interest income after
      provision for loan losses.........           546,937          539,544         1,658,132        1,549,922
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees..........            24,266           22,319            63,161           63,298
   Other, net  .........................             4,344              788             5,966            2,699
                                            --------------    -------------     -------------    -------------
      Total non-interest income.........            28,610           23,107            69,127           65,997
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits............           159,272          149,784           447,993          412,051
   Federal insurance premium............             4,783            7,858            13,095           22,073
   State franchise tax..................            14,922           15,513            44,767           44,176
   Occupancy expenses, net..............            25,981            9,756            55,242           35,327
   Data processing expenses.............            22,140           16,989            54,928           45,303
   Legal and professional fees..........             1,379            2,383            14,289           30,472
   Other operating expenses.............            74,580           59,130           202,597          193,265
                                            --------------    -------------     -------------    -------------
      Total non-interest expense........           303,057          261,413           832,911          782,667
                                            --------------    -------------     -------------    -------------

Income before income tax expense........           272,490          301,238           894,348          833,252
Provision for income taxes..............            92,646          118,545           304,078          283,314
                                            --------------    -------------     -------------    -------------
Net income..............................    $      179,844    $     182,693     $     590,270    $     549,938
                                            ==============    =============     =============    =============
Earnings per common share...............    $          .27    $         .24     $         .88    $         .72
                                            ==============    =============     =============    =============
Earnings per common share
   assuming dilution....................    $          .27    $         .24     $         .88    $         .71
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding during the quarter.......           658,520          759,276           670,225          768,340
                                            ==============    =============     =============    =============
Weighted average common shares
   after dilutive effect outstanding
   during the quarter...................           661,032          767,155           672,737          776,219
                                            ==============    =============     =============    =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         for the nine month periods ended September 30, 2000 and 1999
                                  (unaudited)

                                                                                   Accumulated
                                                         Additional                   Other
                                               Common     Paid-in      Retained   Comprehensive     Treasury     Incentive
                                               Stock      Capital      Earnings      Income          Stock          Plan
                                              --------   ----------   ----------  -------------    ----------   -----------
Balance, December 31, 1998                    $ 10,000   $ 9,555,017  $ 7,366,006      $ 410,294   $(1,683,489)   $(1,221,853)

Comprehensive income:
   Net income                                                             549,938
   Other comprehensive loss, net of tax
     unrealized losses on securities                                                     (86,755)
Total comprehensive income
Dividend declared                                                        (443,433)
ESOP shares earned                                            35,965
Purchase of common stock, 56,745 shares                                                               (968,595)
Shares issued upon exercise of options                       (10,500)                                                  42,000
Shares issued as compensation                                                                                           7,780
                                              --------   -----------  -----------      ---------   -----------    -----------
Balance, September 30, 1999                   $ 10,000   $ 9,580,482  $ 7,472,511      $ 323,539   $(2,652,084)   $(1,172,073)
                                              ========   ===========  ===========      =========   ===========    ===========
Balance, December 31, 1999                    $ 10,000   $ 9,585,429  $ 7,733,718      $ 243,322   $(3,265,804)   $(1,172,073)

Comprehensive income:
   Net income                                                             590,270
   Other comprehensive income, net of tax
     unrealized gains on securities                                                       36,947
Total comprehensive income
Dividend declared                                                        (421,489)
ESOP shares earned                                            14,685
Purchase of common stock, 51,024 shares                                                               (718,138)
Shares issued upon exercise of options                                                                                 52,500
                                              --------   -----------  -----------      ---------   -----------    -----------
Balance, September 30, 2000                   $ 10,000   $ 9,600,114  $ 7,902,499      $ 280,269   $(3,983,942)   $(1,119,573)
                                              ========   ===========  ===========      =========   ===========    ===========

                                                  Unearned         Total
                                                    ESOP       Stockholders'
                                                   Shares         Equity
                                                  ---------   ------------
Balance, December 31, 1998                        $(569,270)  $ 13,866,705
                                                              ------------
Comprehensive income:
   Net income                                                      549,938
   Other comprehensive loss, net of tax
     unrealized losses on securities                               (86,755)
                                                              ------------
Total comprehensive income                                         463,183
Dividend declared                                                 (443,433)
ESOP shares earned                                   31,959         67,924
Purchase of common stock, 56,745 shares                           (968,595)
Shares issued upon exercise of options                              31,500
Shares issued as compensation                                        7,780
                                                  ---------   ------------
Balance, September 30, 1999                       $(537,311)  $ 13,025,064
                                                  =========   ============
Balance, December 31, 1999                        $(524,206)  $ 12,610,386
                                                              ------------
Comprehensive income:
   Net income                                                      590,270
   Other comprehensive income, net of tax
     unrealized gains on securities                                 36,947
                                                              ------------
Total comprehensive income                                         627,217
Dividend declared                                                 (421,489)
ESOP shares earned                                   39,090         53,775
Purchase of common stock, 51,024 shares                           (718,138)
Shares issued upon exercise of options                              52,500
                                                  ---------   ------------
Balance, September 30, 2000                      $(485,116)   $ 12,204,251
                                                  =========   ============

See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 ---------------

                                                                                   For the Nine-Month Periods
                                                                                       Ended September 30
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
Cash flows from operating activities:
   Net income                                                                   $     590,270    $     549,938
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                        27,000           27,000
      Amortization of loan fees                                                       (10,704)         (16,427)
      ESOP benefit expense                                                             53,775           59,033
      Provision for depreciation                                                       41,424           23,589
      FHLB stock dividend                                                             (32,900)         (29,700)
      Amortization of investment premium                                                  520            2,069
      Stock issued for compensation                                                                      7,780
   Change in:
      Interest receivable                                                            (112,784)         (47,267)
      Other liabilities and federal income taxes payable                               (3,936)          95,717
      Prepaid expense                                                                 (23,681)         (25,694)
      Interest payable                                                                 10,698           15,395
                                                                                -------------    -------------
          Net cash provided by operating activities                                   539,682          661,433
                                                                                -------------    -------------
Cash flows from investing activities:
   Loan originations and principal payment on loans, net                           (3,811,756)      (5,220,840)
   Purchase of office equipment and furnishings                                      (175,511)         (83,457)
   Payments for land and construction of Branch bank building                        (483,772)         240,000
   Purchase of held-to-maturity securities                                                            (500,000)
   Matured held-to-maturity securities                                                250,000          500,000
   Principle repayment on mortgage-backed securities                                   42,939           65,621
                                                                                -------------    -------------
          Net cash (used) by investing activities                                  (4,178,100)      (5,478,676)
                                                                                -------------    -------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                         (1,145,543)       1,136,710
   Net increase (decrease) in certificates of deposit                               1,175,734        2,807,620
   Net increase (decrease) in custodial accounts                                      129,641           95,728
   Proceeds from FHLB advances                                                      3,000,000        3,500,000
   Payments on FHLB advances                                                          (24,339)      (2,022,733)
   Dividends paid                                                                    (421,489)        (443,433)
   Purchase of common stock                                                          (718,138)        (968,595)
   Additional principal payment on ESOP loan                                                             8,892
   Proceeds from exercise of stock options                                             52,500           31,500
                                                                                -------------    -------------
          Net cash provided (used) by financing activities                          2,048,366        4,145,689
                                                                                -------------    -------------
Increase (decrease) in cash and cash equivalents                                   (1,590,052)        (671,554)
Cash and cash equivalents, beginning of period                                      4,323,816        4,003,872
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                        $   2,733,764    $   3,332,318
                                                                                =============    =============
Supplemental Disclosures of Cash Flow Information:
   Cash paid for income taxes                                                   $     353,045    $     185,000
                                                                                =============    =============
   Cash paid for interest                                                       $   2,281,815    $   1,867,831
                                                                                =============    =============
Mortgage loan originated to finance sale of foreclosed real estate                               $      70,625
                                                                                                 =============

          See accompanying notes to consolidated financial statements.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000.

2.   Regulatory Capital

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                            September 30, 2000
                              --------------------------------------------------------------------------------
                                                                                           To be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                                             Adequacy Purposes           Action Provisions
                              ------------------------    ------------------------   -------------------------
                                      Actual                     Required                    Required
                              ------------------------    ------------------------   -------------------------
                                Amount         %            Amount         %           Amount         %
                              ------------------------    ------------------------   -------------------------
Core capital                      $10,724    14.7%             $2,944    4.0%             $4,416      6.0%
Tangible capital                  $10,724    14.7%             $1,104    1.5%                N/A       N/A
Total Risk based capital          $10,906    22.2%             $3,959    8.0%             $4,948     10.0%
Leverage                          $10,724    14.7%                N/A     N/A             $3,680      5.0%

3.   Dividends

     For the nine months ended September 30, 2000, the Company paid the regular semi-annual dividends to stockholders of record on January 28, 2000 and July 28, 2000 totaling $.30 and $.32 per share, respectively. The total dividends paid by the Company for the nine month period ended September 30, 2000 amounted to $421,489.

4.   Common Stock

     During the nine months ended September 30, 2000, options to acquire 4,000 shares at $13.125 per share were exercised with the Company receiving total proceeds of $52,500. In addition, the

     Company purchased 51,024 shares of treasury stock at a cost of $718,138 during the nine months ended September 30, 2000.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $2.8 million, or 3.9%, from $71.2 million at December 31, 1999 to $74.0 million at September 30, 2000. The net increase in assets includes a $3.8 million, or 6.0%, increase in net loans receivable, and a $618,000, or 72.3%, increase in office property and equipment offset by a $205,000, or 8.6%, decrease in investment securities and a $1.6 million or 36.8% decrease in cash and interest bearing deposits.

The Company's aggregate investment securities portfolio decreased $205,000, or 8.6% to $2.2 million at September 30, 2000. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $56,000 due solely to the increase in the market value of such securities. Securities held-to-maturity decreased $261,000 due primarily to the maturity of a FHLB bond.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At September 30, 2000, the Company included net unrealized gains of approximately $280,000 in stockholders' equity. At December 31, 1999, the Company included net unrealized gains of approximately $243,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $3.8 million, or 6.0%, from $63.2 million at December 31, 1999 to $67.0 million at September 30, 2000 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits remained relatively constant at $53.3 million at September 30, 2000 and December 31, 1999. Advances from FHLB increased approximately $3.0 million from $4.5 million at December 31, 1999 to $7.5 million at September 30, 2000 reflecting management's decision to obtain FHLB advances, which were available at attractive rates and used to offset the lack of growth in deposits.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net Income

Net income for the three months ended September 30, 2000 was $180,000 compared to $183,000 for the corresponding period in 1999, a decrease of $3,000, or 1.6%. The decrease resulted from an increase of $42,000 in non-interest expense offset by an increase of $7,000 in net interest income, an increase of $6,000 in non-interest income, and a decrease of $26,000 in income tax expense.

Interest Income

Interest income totaled 7.8% of average assets for the quarter ended September 30, 2000 compared to 7.2% for the quarter ended September 30, 1999. Interest income increased $175,000, or 14.5%, to $1.4 million for the quarter ended September 30, 2000 from $1.2 million for the quarter ended September 30, 1999. The increase was due to an increase of 57 basis points in the effective rate earned on interest-bearing assets for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, and an increase in the average earning assets of $4.1 million for the quarter ended September 30, 2000 compared to the same period in 1999.

Interest Expense

Interest expense totaled $823,000 and $655,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in interest expense of $168,000 or 25.5%, for the three months ended September 30, 2000 as compared to the same period for 1999 was due to an increase of $5.7 million in average interest bearing liabilities for the quarter ended September 30, 2000 compared to the same period in 1999 and an increase of 65 basis points in the effective rate paid on interest bearing liabilities for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Provision for Loan Losses

The Bank established a provision for loan losses of $9,000 for both quarters ended September 30, 2000 and 1999. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $29,000 and $23,000 for the three months ended September 30, 2000 and 1999, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $24,000 and $22,000 for the three months ended September 30, 2000 and 1999, respectively.

Non-interest Expense

Non-interest expense totaled $303,000 and $261,000 for the three months ended September 30, 2000 and 1999, respectively, an increase of $42,000, or 15.9%, and such expense amounted to 1.7% and 1.5% of average assets for the three month periods ended September 30, 2000 and 1999, respectively. The increase of $42,000 was due primarily to a $9,000 increase in compensation and benefits, a $16,000 increase in occupancy expenses, a $5,000 increase in data processing expense, and a $15,000 increase in other operating expenses offset by a decrease of $3,000 in all other non-interest expense categories. These increases were primarily related to the opening of a second branch office in Danville, Kentucky effective June 14, 2000.

Income Taxes

The provision for income taxes for the three months ended September 30, 2000 and 1999 was $93,000 and $119,000, respectively, which as a percentage of income before income taxes was 34% and 39%, respectively.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net Income

Net income for the nine months ended September 30, 2000 was $590,000, as compared to $550,000 for the corresponding period in 1999, an increase of $40,000, or 7.3%. The increase resulted primarily from an increase of $108,000 in net interest income, an increase of $3,000 in non-interest income, offset by a $50,000 increase in non-interest expense and a $21,000 increase in income tax expense.

Interest Income

Interest income totaled $4.0 million for the nine months ended September 30, 2000, which was $495,000 more than the comparable period in 1999. The increase in interest income of $495,000, or 14.2%, for the nine months ended September 30, 2000 as compared to the same period for 1999 was due primarily to an increase of 55 basis points in the effective rate earned on interest bearing assets plus an increase of $4.0 million in the average balance of interest earning assets.

Interest Expense

Interest expense totaled $2.3 million for the nine months periods ended September 30, 2000, which was $387,000 more than the comparable period in 1999. Interest expense increased due to the increase of $6.0 million in the average interest bearing liabilities plus the increase of 39 basis points in the effective rate paid on deposits and FHLB advances.

Provision for Loan Losses

The Bank established a provision for loan losses of $27,000 for both nine month periods ended September 30, 2000 and 1999. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $69,000 and $66,000 for the nine months ended September 30, 2000 and 1999, respectively. Noninterest income included primarily fees charged in connection with loans and service charges on deposit accounts of $63,000 for both nine-month periods ended September 30, 2000 and 1999.

Non-Interest Expense

Non-interest expense totaled $833,000 and $783,000 for the nine months ended September 30, 2000 and 1999, respectively, an increase of $50,000 or 6.4%, and such expense amounted to 1.5% of average assets for both periods. The increase of $50,000 was due primarily to a $36,000 increase in compensation and benefits, a $20,000 increase in occupancy expenses, a $10,000 increase in data processing expenses, and a $9,000 increase in other operating expenses offset by a $9,000 decrease in federal insurance premiums, and a $16,000 decrease in legal and other professional fees. The increases in compensation and benefits, occupancy expenses, data processing, and other operating was primarily due to the opening of a second branch office in Danville, Kentucky effective June 14, 2000. The decrease of $16,000 in legal and professional fees was attributable to professional services provided in connection with the Bank's analysis of opening a second branch during the third quarter of 1999. The decrease of $9,000 in federal insurance premiums was caused by the decline in the assessment rate.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2000 and 1999 was $304,000 and $283,000, respectively, and, as a percentage of income before income taxes was 34% for both nine-month periods ended September 30, 2000 and 1999.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            September 30,         December 31,
                                                                                2000                 1999
                                                                           -------------         -------------
                                                                                  (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
   Real Estate:
     Residential                                                           $         139         $         132
     Commercial
   Consumer                                                                           24                    28
                                                                           -------------         -------------
       Total                                                               $         163         $         160
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential                                                                     559                   140
     Commercial
   Consumer                                                                                                  6
                                                                           -------------         -------------
       Total                                                                         559                   146
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $         722         $         306
                                                                           =============         =============
Percentage of total loans                                                           1.08                   .48%
                                                                           =============         =============
Other non-performing assets/2/                                             $          33         $          33
                                                                           =============         =============
Restructured loans                                                         $           -         $           -
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

/2/Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. Such property is recorded initially at its fair value less selling expenses, and subsequently at the lower of the established carrying value or fair value less cost to sell.

During the nine months ended September 30, 2000, additional interest income of $8,031 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year.

Interest on such loans actually included in income during the nine months ended September 30, 2000 totaled $1,545.

At September 30, 2000, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. During the third quarter of fiscal year 2000, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank, at September 30, 2000, was classified as "Well Capitalized" under current regulatory capital requirements.

At September 30, 2000, the Bank had outstanding commitments to originate loans totaling $650,000, excluding $1.5 million in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 2000 totaled $22.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date: November 7, 2000    /s/ John H. Stigall
                          ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date: November 7, 2000    /s/ Ann L. Hooks
                          ------------------------------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)