Form 10KSB40
period 2000-12-31
CKF BANCORP INC
filed 2001-03-23
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             __________________________
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000
                                       OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-25180
                                               -------

                                CKF BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                               61-1267810
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

340 West Main Street, Danville, Kentucky                            40422
-----------------------------------------                    -------------------
 (Address of Principal Executive Offices)                        (Zip Code)

         Issuer's Telephone Number, Including Area Code: (859) 236-4181
                                                         --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----    ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2000 were $5.5 million.

As of March 16, 2001, the aggregate market value of voting stock held by non-affiliates was approximately $5.4 million based on the closing sales price of $11.875 per share of the registrant's Common Stock, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 16, 2001: 738,915

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000. (Part II)
     2.   Portions  of  Proxy   Statement   for  the  2000  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. CKF Bancorp, Inc., a Delaware corporation (the "Company"), is the holding company for Central Kentucky Federal Savings Bank ("Central Kentucky Federal" or the "Bank"). The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision
("OTS") of the Department of the Treasury. Prior to its formation and acquisition of the Bank in 1994, the Company had no assets and no liabilities and engaged in no business activities. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank and $1.4 million in bank deposits held by the Bank, which are invested with the Federal Home Loan Bank ("FHLB") of Cincinnati, and a note receivable from the Company's Employee Stock Ownership Plan. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 2000, the Company had total assets of $78.1 million, deposits of $54.5 million, net loans receivable of $70.4 million and stockholders' equity of $12.3 million.

     The executive offices of the Company and the Bank are located at 340 West Main Street, Danville, Kentucky 40422, and its telephone number is (859) 236-4181.

     THE BANK. Central Kentucky Federal was formed in 1886 as a Kentucky-chartered mutual building and loan association. In December 1960, the Bank obtained federal insurance of accounts and became a member of the FHLB of Cincinnati. The Bank converted to a federal mutual savings and loan association in 1969 and changed its name to Central Kentucky Federal Savings and Loan Association. Upon its conversion to stock form in December 1994, the Bank adopted its present name. The Bank operates through one full service office and one branch location, which opened in June of 2000, both of which are located in Danville, Kentucky.

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

     Deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor, and the Bank is a member of the FHLB of Cincinnati, which is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the OTS and the FDIC. Such regulation is intended primarily for the protection of depositors.

PENDING ACQUISITION

     On December 14, 2000, the Company and First Lancaster Bancshares, Inc. ("First Lancaster Bancshares") entered into a definitive merger agreement, pursuant to which the Company will acquire First Lancaster Bancshares, Inc. and its wholly owned subsidiary, First Lancaster Federal Savings Bank. As part of the transaction, First Lancaster Bancshares shareholders will receive $16.27 per share in cash for a total deal value of approximately $13.7 million. At December 31, 2000, First Lancaster Bancshares had total assets of $57.5 million, total deposits of $28.2 million, and stockholders' equity of $12.2 million. The transaction is expected to be completed in the second quarter of 2001.

LENDING ACTIVITIES

     GENERAL. Central Kentucky Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied one- to four-family residential properties in its primary market area. To a lesser extent, Central Kentucky Federal originates multi-family residential and commercial real estate loans. Central Kentucky Federal also originates consumer loans.

     Central Kentucky Federal has sought to build an interest rate-sensitive loan portfolio by originating adjustable rate mortgage loans ("ARMs"). As of December 31, 2000, 84.9% of the mortgage loan portfolio was comprised of ARMs. Central Kentucky Federal's ARMs have an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and seven years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and 6% over the life of the loan. All mortgage loans originated by Central Kentucky Federal are retained in Central Kentucky Federal's loan portfolio.

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

     The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Bank originated $1.9 million in fixed-rate mortgage loans during the year ended December 31, 2000. See "-- One- to Four-Family Real Estate Lending."

     Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 2000, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.6 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.5 million.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2000, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                             AT DECEMBER 31,
                                                            ------------------------------------------------------
                                                                     2000                          1999
                                                            ---------------------         ------------------------
                                                            AMOUNT            %           AMOUNT              %
                                                            ------          -----         ------            ------
                                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family residential (1).....................  $   55,605     77.72%           $  51,365       79.92%
  Multi-family residential................................         848      1.18                  878        1.37
  Non-residential.........................................      10,883     15.21                9,410       14.64

Consumer loans:
  Savings account.........................................         458       .64                  348         .54
  Other (2)...............................................       3,755      5.25                2,269        3.53
                                                            ----------   -------            ---------     -------
                                                                71,549    100.00%              64,270      100.00%
                                                                          ======                           ======
Less:
  Loans in process........................................         848                            871
  Deferred loan fees......................................          70                             84
  Allowance for loan losses...............................         186                            155
                                                            ----------                      ---------
     Total................................................  $   70,445                      $  63,160
                                                            ==========                      =========

_____________
(1) Includes home equity loans. Also includes construction loans that will be converted to permanent loans and which comprised $2,746,900 and $1,992,500 at December 31, 2000 and 1999, respectively.
(2) Consists primarily of unsecured loans made to qualified existing depositors of the Bank.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below. The tables below exclude deferred loan origination fees and the allowance for loan losses, which are netted against outstanding loan balances at December 31, 2000.

                                                          Due After
                                   Due Within             1 Through             Due After
                                 One Year After         5 Years After         5 Years After
                                December 31, 2000     December 31, 2000     December 31, 2000       Total
                                -----------------     -----------------     -----------------      -------
                                                       (In Thousands)
Real estate mortgage (1).........   $    477              $   2,281          $    61,831           $  64,589
Real estate construction.........      1,899                     --                   --               1,899
Consumer.........................      2,813                  1,030                   71               3,914
Commercial.......................         87                    212                   --                 299
                                    --------              ---------          -----------           ---------
    Total........................   $  5,276              $   3,523          $    61,902           $  70,701
                                    ========              =========          ===========           =========

____________
(1)    Includes home equity loans.

     The following table sets forth at December 31, 2000, the dollar amount of all loans due one year or more after December 31, 2000 which have predetermined interest rates or have floating or adjustable interest rates.

                                                     Predetermined        Floating or
                                                         Rate           Adjustable Rates        Total
                                                     -------------      -----------------      --------
                                                                          (In thousands)

Real estate mortgage...............................  $     11,496        $      52,616        $   64,112
Consumer...........................................           213                  888             1,101
Commercial.........................................            --                  212               212
                                                     ------------        -------------        ----------
   Total...........................................  $     11,709        $      53,716        $   65,425
                                                     ============        =============        ==========

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

     ONE- TO FOUR-FAMILY REAL ESTATE LENDING. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residential properties. At December 31, 2000, $55.6 million, or 77.72%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were owner-occupied, single-family residences primarily located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property. Central Kentucky Federal offers 20-year term fixed-rate mortgage loans and adjustable rate mortgage loans.

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

         The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is 80%. The Bank does originate some loans on owner-occupied single-family residences with loan-to-value ratios as high as 89.9%. In each case, for those loans with a loan-to-value ratio in excess of 80%, the Bank also charges an additional .5% over the otherwise available interest rate, plus a loan fee of .5% rather than $350.

     Central Kentucky Federal also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 20 years. Central Kentucky Federal originated $1.9 million in fixed rate single-family mortgage loans with a maximum term of 20 years during 2000 and such loans amounted to $10.1 million, or 14.05%, of the Bank's loan portfolio at December 31, 2000. All such loans were held as long-term investments, and none were held for sale.

     CONSTRUCTION LENDING. Central Kentucky Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and commercial properties, with the intent of such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At December 31, 2000, the Bank's loan portfolio included $1.9 million of net loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and monthly payments start being paid one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a Construction Loan Agreement with the Bank.

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

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and commercial real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. At December 31, 2000, loans on commercial real estate properties constituted approximately $10.9 million, or 15.21%, respectively, of the Bank's gross loan portfolio.

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

     CONSUMER LENDING. Central Kentucky Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on a secured and unsecured basis and generally requires a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months for up to 90% of the face amount of the certificate. The interest rate charged on these loans is the prevailing market rate but not less than one percent above the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan. At December 31, 2000, consumer loans amounted to $4.2 million, or 5.89%, of the Bank's gross loan portfolio.

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

     LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources. Residential mortgage, consumer and other loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. Loan applications may be taken by the President or Vice President of Lending or other authorized loan officers of the Bank, and are then submitted to the Bank's Loan Committee consisting of the President, Vice President of Lending and two members of the Board of Directors. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. All mortgage loans are required to be presented to the Loan Committee for final approval. All unsecured consumer loans over $50,000 must be approved by the Board of Directors. Consumer loans less than $50,000 may be approved by the President and Vice President of Lending, or individually if less than $25,000, and are presented at the next meeting of the Board of Directors for ratification.

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

                                                                  Year Ended December 31,
                                                                -----------------------------
                                                                  2000                 1999
                                                                --------             --------
                                                                       (In thousands)
Loans originated
  Real estate:
    Construction..............................................  $    4,196          $   2,823
    One- to four-family.......................................       9,342             10,849
    Multi-family..............................................
    Non-residential and other.................................       4,312              4,173
  Consumer loans..............................................       4,773              2,588
                                                                ----------          ---------
      Total loans originated..................................  $   22,623          $  20,433
                                                                ==========          =========

Loans purchased:
  Real estate loans:
    Conventional loans........................................  $       --          $     362
  Other loans.................................................         947                 --
                                                                ----------          ---------
      Total loans purchased...................................  $      947          $     362
                                                                ==========          =========


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

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 2000, the Bank had received $70,122 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 2000, management had no assets classified as special mention, $592,000 of assets classified as substandard, no assets classified as doubtful and no assets classified as loss. For additional information, see " -- Non-Performing Loans and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

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

     Accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 3 of Notes to Consolidated Financial Statements. At December 31, 2000, the Bank had identified impaired loans, as defined by SFAS No. 114, totaling $28,000 for which no allowance for loss has been provided.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated

                                                                 Year Ended December 31,
                                                                -----------------------------
                                                                  2000                 1999
                                                                --------             --------
                                                                   (Dollars in thousands)

Balance at beginning of period................................  $      155          $     148
                                                                ----------          ---------

Loans charged-off.............................................           5                 29
Recoveries....................................................          --                 --
                                                                ----------          ---------

Net loans charged-off.........................................           5                 29
                                                                ----------          ---------

Provision for loan losses.....................................          36                 36
                                                                ----------          ---------

Balance at end of period......................................  $      186          $     155
                                                                ==========          =========

Ratio of net charge-offs to average
    loans outstanding during the period.......................        .008%              .05%
                                                                ==========          ========

Ratio of allowance for loan losses
    to non-performing loans...................................      32.63%             50.65%
                                                                =========           ========


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

                                                                            At December 31,
                                                     ------------------------------------------------------
                                                             2000                         1999
                                                     ------------------------------------------------------
                                                                    Percent of                   Percent of
                                                                     Loans in                    Loans in
                                                                  Category to                   Category to
                                                     Amount       Total Loans     Amount        Total Loans
                                                     ------       -----------     ------        -----------
                                                                      (Dollars in thousands)
       Real estate - mortgage:
         Residential (1)...........................  $   186         75.06%       $   155          79.55%
         Commercial................................       --         15.21             --          14.64
         Real estate - construction................       --          3.84             --           1.74
         Consumer (2)..............................       --          5.89             --           4.07
                                                     -------         -----        -------         ------
         Total allowance for loan losses...........  $   186        100.00%       $   155         100.00%
                                                     =======        ======        =======         ======

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                        At December 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                --------            --------
                                                                   (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    Residential...............................................  $      194          $     132
    Consumer..................................................          28                 28
                                                                ----------          ---------
        Total.................................................  $      222          $     160
                                                                ==========          =========

Accruing loans which are contractually past due
  90 days or more:
  Real Estate:
    Residential...............................................  $      348          $     140
    Commercial................................................          --                 --
    Consumer..................................................          --                  6
                                                                ----------          ---------
        Total.................................................  $      348          $     146
                                                                ==========          =========

        Total of non-accrual and 90 days past due loans.......  $      570          $     306
                                                                ==========          =========

Percentage of total loans.....................................         .81%              .48%
                                                                ==========          ========

Other non-performing assets (2)...............................  $       --          $      33
                                                                ==========          =========

Restructured loans............................................  $       --          $      --
                                                                ==========          =========

____________
(1) Non-accrual status denotes any mortgage loan past due 90 days or more and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due, whose principal and accrued interest exceeds 90% of the fair value of the collateral. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the fair market value, net of any selling expenses.

     During the year ended December 31, 2000, additional interest income of $12,465 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the year ended December 31, 2000 was $588.

     At December 31, 2000, there were no loans identified by management, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of federal funds, federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the Investment Income Committee comprised of Directors Stigall, Hudson, Bosley, Morley and Johnson.

     It is management's intention, and Central Kentucky Federal has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, the Company classifies marketable equity securities as investment securities held for sale. Investment securities in this classification are recorded at market value. At December 31, 2000, the unrealized holding gains of $529,000, less the applicable deferred tax of $180,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                        At December 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                --------            --------
                                                                   (Dollars in thousands)
Investment securities available for sale:
  FHLMC capital stock.........................................  $      536          $     376
                                                                ----------          ---------
      Total investment securities available for sale..........  $      536          $     376
                                                                ==========          =========

Investment securities held to maturity:
  U.S. government and agency securities.......................  $    1,000          $   1,250
  Mortgage-backed securities..................................          72                145
  FHLB stock..................................................         639                595
                                                                ----------          ---------
Total investment securities held to maturity..................  $    1,711          $   1,990
                                                                ==========          =========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 2000.

                                    One Year or Less       One to Five Years     Five to Ten Years   More Than Ten Years
                                  --------------------  -------------------   -------------------  -------------------
                                  Carrying    Average   Carrying   Average    Carrying   Average   Carrying   Average
                                    Value       Yield     Value      Yield      Value     Yield      Value      Yield
                                  ----------  --------  ---------  --------   ---------  --------  ---------  --------
                                                                   (DOLLARS IN THOUSANDS)
Investment securities
 available for sale:
    FHLMC securities............. $   536      1.34%    $    --       -- %     $   --      -- %      $    --     -- %
                                   ------                -------               ------                -------
Investment securities
 held-to-maturity:
    U.S. Government and agency
      securities.................     500      5.08          500     5.66          --      --             --     --
    Mortgage-backed securities...      72      6.06           --      --           --      --             --     --
    FHLB stock...................      --        --           --      --           --      --            639    7.21
                                   ------                -------               ------                -------
        Total....................     572      5.20          500     5.66          --      --            639    7.21
                                   ------                -------               ------                -------
          Total investment
            securities...........  $1,108      3.33      $   500     5.66      $   --      --        $   639    7.21
                                   ======                =======               ======                =======

                                    Ten Investment Portfolio
                                  -------------------------------
                                  Carrying     Market   Average
                                    Value      Value     Yield
                                  ----------  --------  ---------
                                       (Dollars in Thousands)
Investment securities
 available for sale:
    FHLMC securities............. $  536       $  536      1.34%
                                  ------       ------
Investment securities
 held-to-maturity:
    U.S. Government and agency
      securities.................  1,000        1,000      5.37
    Mortgage-backed securities...     72           71      6.06
    FHLB stock...................    639          639      7.21
                                  ------      -------
        Total....................  1,711        1,706      6.09
                                  ------      -------
          Total investment
            securities........... $2,247      $ 2,242      4.60
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

     Savings deposits in the Bank as of December 31, 2000 were represented by the various types of savings programs described below.

Interest      Minimum                                                     Minimum                     Percentage of
  Rate          Term                      Category                         Amount        Balances     Total Savings
--------      -------                     --------                        --------       --------     -------------
                                                                                       (In thousands)


3.01%          None                 NOW Accounts                          $      50    $   3,485             6.40%
3.05           None                 Passbook Statement Accounts                   1        2,914             5.35
4.01           None                 Money Market Deposits Accounts            2,500        2,775             5.09
3.25           None                 Super NOW Accounts                        2,500          341             0.62

                                    Certificates of Deposit
                                    -----------------------

5.09           91 days              3-month Money Market                        500          883             1.62
4.98           182 days             6-month Money Market                        500        4,080             7.49
6.92           9-month              Fixed-Term, Fixed-Rate                      500        7,970            14.63
4.96           12-month             Fixed-Term, Fixed-Rate                      500        5,451            10.01
5.07           14-month             Fixed-Term, Fixed Rate                      500        2,116             3.88
5.31           18 month             Fixed-Term, Fixed-Rate                      500        1,110             2.04
5.44           18 month             18 month IRA Accounts                       500        5,143             9.44
5.31           24 month             Fixed-Term, Fixed-Rate                      500        5,213             9.57
5.50           30 month             Fixed-Term, Fixed-Rate                      500        1,737             3.20
5.53           36 month             Fixed-Term, Fixed-Rate                      500        2,879             5.29
5.69           42 month             Fixed-Term, Fixed-Rate                      500          234             0.43
5.68           48 month             Fixed-Term, Fixed-Rate                      500          955             1.75
6.00           60 month             Fixed-Term, Fixed-Rate                      500        7,184            13.19
                                                                                       ---------           ------
                                                                                       $  54,470           100.00%
                                                                                       =========           ======

__________
*  Represents weighted average interest rate.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                                      At December 31,
                                                     ---------------------------------------------------
                                                               2000                         1999
                                                     ------------------------     ----------------------
                                                     Interest-                    Interest-
                                                     Bearing                      Bearing
                                                     Demand           Time        Demand            Time
                                                     Deposits       Deposits      Deposits       Deposits
                                                     --------       --------      --------       --------
                                                                    (Dollars in thousands)

Average balance....................................  $  11,241      $  42,176      $11,044       $  40,556
Average rate.......................................       3.01%          5.75%        2.98%           5.32%


     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                            Balance at                                  Balance at
                                           December 31,        %         Increase       December 31,      %
                                              2000          Deposit     (Decrease)         1999         Deposits
                                           -----------      -------     ----------     ------------     --------
                                                                         (Dollars in thousands)
NOW accounts.............................. $   3,485         6.40%      $       41      $   3,444        6.46%
Passbook and regular savings..............     2,914         5.35             (566)         3,480        6.53
Money market deposit accounts.............     2,775         5.09           (1,101)         3,876        7.27
Super NOW accounts........................       341         0.62             (212)           553        1.04
6-month Money Market......................     4,080         7.49            1,554          2,526        4.74
1 year certificates.......................     5,451        10.01             (712)         6,163       11.56
18 month IRA accounts.....................     5,143         9.44              296          4,847        9.09
2 year certificate........................     5,213         9.57            1,558          3,655        6.85
30 month certificates.....................     1,737         3.20               79          1,658        3.12
3 year certificates.......................     2,879         5.29             (155)         3,034        5.69
5 year certificates.......................     7,184        13.19             (262)         7,446       13.96
Other.....................................    13,268        24.35              625         12,643       23.69
                                           ---------       ------       ----------      ---------      ------
     Total................................ $  54,470       100.00%      $    1,145      $  53,325      100.00%
                                           =========       ======       ==========      =========      ======


The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                                                        At December 31,
                                                                -----------------------------
                                                                  2000                1999
                                                                --------            ---------
                                                                       (In thousands)

                    2.01 - 4.00%...............................  $       --        $       --
                    4.01 - 6.00%...............................      19,451            38,193
                    6.01 - 8.00%...............................      25,504             3,779
                    8.01 - 10.00%..............................          --                --
                                                                 ----------        ----------
                                                                 $   44,955        $   41,972
                                                                 ==========        ==========

     The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                                              Amount Due
                                  -------------------------------------------------------------------------
                                  Less Than                                          After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                             (In thousands)
4.01 -  6.00%...................  $  15,347       $    1,589     $    1,934      $      581       $   19,451
6.01 -  8.00%...................     14,106            7,095          1,125           3,178           25,504
                                  ---------       ----------     ----------      ----------       ----------
                                  $  29,453       $    8,684     $    3,059      $    3,759       $   44,955
                                  =========       ==========     ==========      ==========       ==========


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                          Certificates
             Maturity Period                                of Deposits
             ---------------                                -----------
                                                          (In thousands)

             Three months or less.......................  $    2,013
             Over three through six months..............       1,563
             Over six through twelve months.............       1,644
             Over twelve months.........................       2,916
                                                          ----------
                    Total...............................  $    8,136
                                                          ==========


     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                                 Year Ended December 31,
                                                               ------------------------------
                                                                  2000                1999
                                                               ---------            ---------
                                                                        (In thousands)

Deposits......................................................  $   73,206          $  67,010
Withdrawals...................................................      74,063             64,323
                                                                ----------          ---------
    Net increase (decrease) before interest credited..........        (857)             2,687
Interest credited.............................................       2,002              1,700
                                                                ----------          ---------
    Net increase (decrease) in savings deposits...............  $    1,145          $   4,387
                                                                ==========          =========

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

                                                                        At or For the
                                                                   Year Ended December 31,
                                                                 ---------------------------
                                                                   2000               1999
                                                                 --------           --------
                                                                   (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances (1)...........................................  $   10,557          $   4,589
                                                                ==========          =========
  Weighted average rate paid..................................        6.75%             4.79%

                                                                        At or For the
                                                                   Year Ended December 31,
                                                                 ---------------------------
                                                                   2000               1999
                                                                 --------           --------
                                                                   (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances...............................................  $   10,557          $   4,589
                                                                ==========          =========

                                                                        At or For the
                                                                   Year Ended December 31,
                                                                 ---------------------------
                                                                   2000               1999
                                                                 --------           --------
                                                                   (Dollars in thousands)
Approximate average borrowings outstanding with respect to:
  FHLB advances...............................................  $    6,738          $   1,564
                                                                ==========          =========
  Approximate weighted average rate paid......................        6.08%             5.24%

_____________
(1) The Bank makes monthly principal and interest payments of $4,540 with the principal being amortized through the year 2002 on one note, which had a balance of $57,000 at December 31, 2000. The other notes for $10,500,000 mature in 2001.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 2000 Central Kentucky Federal was authorized to invest up to approximately $2.3 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $15,000 at December 31, 2000. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve"), pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

     SAIF-insured savings institutions are required to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. The activities of Central Kentucky Savings and Loan Service Corporation are not impermissible for national banks. See "Regulation of the Bank -- Regulatory Capital Requirements."

EMPLOYEES

     As of December 31, 2000, Central Kentucky Federal had 13 full-time employees, none of whom was represented by a collective bargaining agreement. Central Kentucky Federal believes that it enjoys good relations with its personnel.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

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

     In order to satisfy, the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2000, the Bank was in compliance with the QTL Test.

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

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2000, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings institution has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 2000, the Bank's adjusted total assets for purposes of core capital requirement were $77.4 million.

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

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 2000, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 2000, see Note 8 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on the Bank's risk based capital at December 31, 2000.

     The table below presents the Bank's capital position at December 31, 2000, relative to its various minimum regulatory capital requirements.

                                                                          At December 31, 2000
                                                                  ---------------------------------
                                                                                         Percent of
                                                                  Amount                 Assets (1)
                                                                  ------                -----------
                                                                         (Dollars in thousands)

     Core Capital................................................ $   9,837               12.70%
     Core Capital Requirement....................................     3,108                4.00
                                                                  ---------              ------
        Excess .................................................. $   6,729                8.70%
                                                                  =========               =====

     Risk-Based Capital.......................................... $  10,023               19.20%
     Risk-Based Capital Requirement..............................     4,185                8.00
                                                                  ---------              ------
        Excess................................................... $   5,838               11.20%
                                                                  =========              ======

______________
(1) Based upon adjusted total assets of $77.4 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $52.2 million for purposes of the risk-based capital requirements.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

     A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     Under the FDIC's assessment schedule for SAIF deposit insurance, the assessment rate for well-capitalized institutions with the highest supervisory ratings are zero and institutions in the highest risk assessment classification are assessed at the rate of .027% of insured deposits. In addition, insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. Prior to December 31, 2000, SAIF-insured institutions paid FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 2000, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $42.8 million of transaction accounts, plus 10% on the remainder. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 2000.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000 with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

     The Company is unable to predict the impact of the G-L-B Act on its and the Bank's operations and competitive environment at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

REGULATION OF THE COMPANY

         GENERAL. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.

     ACTIVITIES RESTRICTIONS. Because the Company became a unitary savings and loan holding company prior to May 4, 1999, there are generally no restrictions on its activities. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a unitary savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple holding companies. Unless the savings association requalifies as a Qualified Thrift Lender within one year thereafter, the unitary savings and loan holding company would be required to register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deed or trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     Restrictions on Acquisitions. Restrictions on Acquisitions. Unless the acquiror was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the Bank Holding Company Act of 1956 as amended by the G-L-B Act. Financial holding companies may engage in activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited non-financial activities for up to ten years after the effective date of the G-L-B Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

     Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, control of any other savings association or savings and loan holding company or substantially all the assets thereof. In addition, with certain exceptions, savings and loan associations generally may not acquire more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted toacquire, with the approval of the Director of OTS, up to 15% of the voting shares of an undercapitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

     OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a Qualified Thrift Lender or as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association, and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

     STATE INCOME TAXATION. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended December 31, 2000, the amount of such expense for the Bank was $63,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's main office and branch facility at December 31, 2000. The Branch construction was completed in June of 2000 with the Branch opening in this same month.

                                  Year          Owned or       Square
                                 Opened          Leased        Footage       Net Book Value
                                 ------         --------       -------       ---------------
340 West Main Street
Danville, Kentucky                 1968           Owned         5,832          $560,209

Ridgefield Shopping Center
Danville, Kentucky                 2000           Owned         2,304           887,341


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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The consolidated financial statements contained on pages 16 through 46 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

     (a)  List of Documents Filed as Part of this Report and Exhibits

     (1)  Financial   Statements.   The  following   financial   statements  are
incorporated by reference from Item 7 hereof:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 2000

     Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 2000

     Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2000

     Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K or incorporated herein by reference and is also the
Exhibit Index.


      No.         Exhibits
      ---         --------

       2          Agreement and Plan of Merger dated December 14, 2000         *
                  by and among CKF Bancorp, Inc., Central Kentucky Federal
                  Savings Bank, First Lancaster Bancshares, Inc. and First
                  Lancaster Federal Savings Bank
       3.1        Certificate of Incorporation of CKF Bancorp, Inc.           **
       3.2        Bylaws of CKF Bancorp, Inc.
      10.1        CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan     ***
      10.2 (a)    Severance Agreements between Central Kentucky Federal      ***
                  Savings Bank and Ann L. Hooks
           (b)    Severance Agreements between CKF Bancorp, Inc. and         ***
                  Ann L. Hooks
      10.3 (a)    Employment Agreement between Central Kentucky              ***
                  Federal Savings Bank and John H. Stigall
           (b)    Employment Agreement between CKF Bancorp, Inc.             ***
                  and John H. Stigall
      10.4        CKF Bancorp, Inc. Employee Recognition Plan                ***
      13          2000 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Accountants

___________
* Incorporated by reference to the Company's Current Reporrt on Form 8-K filed on December 21, 2000 (File No. 0-25180).
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).

     (b) Reports on Form 8-K. On December 21, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5 that it had entered into an Agreement an Plan of Merger with First Lancaster Bancshares and its wholly owned subsidiary, First Lancaster Federal Savings Bank, under which the Company will acquire First Lancaster Bancshares and First Lancaster Federal Savings Bank for $16.27 in cash for each outstanding share of First Lancaster Bancshares common stock. No other reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report on Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CKF BANCORP, INC.


March 21, 2001                          By:/s/ John H. Stigall
                                           -------------------------------------
                                           John H. Stigall
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John H. Stigall                                              March 21, 2001
--------------------------------------------------
John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ann L. Hooks                                                 March 21, 2001
--------------------------------------------------
Ann L. Hooks
Vice President and Treasurer
(Principal Financial Officer and
  Principal Accounting Officer)

/s/ Jack L. Bosley, Jr.                                          March 21, 2001
--------------------------------------------------
Jack L. Bosley, Jr.
(Director)

/s/ W. Irvine Fox, Jr.                                           March 21, 2001
--------------------------------------------------
W. Irvine Fox, Jr.
(Director)

/s/ William H. Johnson                                           March 21, 2001
--------------------------------------------------
William H. Johnson
(Director)

/s/ W. Banks Hudson, III                                         March 21, 2001
--------------------------------------------------
W. Banks Hudson, III
(Director)

/s/ Yvonne Y. Morley                                             March 21, 2001
--------------------------------------------------
Yvonne Y. Morley
(Director)

/s/ Warren O. Nash                                               March 21, 2001
--------------------------------------------------
Warren O. Nash
(Director)