Form 10QSB
period 2001-03-31
CKF BANCORP INC
filed 2001-05-09
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.


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

Yes   X            No _____
    -----

As of May 7, 2001, 738,915 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:     Yes _____     No    X
                                                                     -----

Page 1 of 13 Pages                                    Exhibit Index at Page N/A
                                                                           -----

                                   CONTENTS

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
            December 31, 2000.........................................................   3

         Consolidated Statements of Income for the Three-Month Periods Ended
            March 31, 2001 and 2000 (unaudited).......................................   4

         Consolidated Statement of Changes in Stockholders' Equity for the
            Three Month Periods Ended March 31, 2001 and 2000 (unaudited).............   5

         Consolidated Statements of Cash Flows for the Three-Month Periods Ended
            March 31, 2001 and 2000 (unaudited).......................................   6

         Notes to Consolidated Financial Statements...................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................   8


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings............................................................  13

Item 2.  Changes in Securities and Use of Proceeds....................................  13

Item 3.  Defaults Upon Senior Securities..............................................  13

Item 4.  Submission of Matters to a Vote of Security Holders..........................  13

Item 5.  Other Information............................................................  13

Item 6.  Exhibits and Reports on Form 8-K.............................................  13


SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                                        As of          As of
                                                                      March 31,     December 31,
                                                                        2001            2000
                                                                     -----------    -----------
                                                                     (Unaudited)
ASSETS
Cash and due from banks                                              $   442,942    $   415,198
Interest bearing deposits                                              5,198,542      2,851,509
Investment securities:
  Securities available-for-sale                                          518,640        536,480
  Securities held-to-maturity                                          2,643,104      1,710,916
Loans receivable, net                                                 72,721,288     70,444,968
Real estate owned                                                         93,600
Accrued interest receivable                                              622,149        595,773
Office property and equipment, net                                     1,426,107      1,447,550
Other assets                                                             264,294        113,446
                                                                     -----------    -----------

   Total assets                                                      $83,930,666    $78,115,840
                                                                     ===========    ===========

Liabilities and Stockholders' Equity

Deposits                                                             $67,790,631    $54,470,412
Advances from Federal Home Loan Bank                                   3,042,323     10,556,625
Advance payment by borrowers for taxes and insurance                      61,793         26,209
Other liabilities                                                        835,536        735,728
                                                                     -----------    -----------

  Total liabilities                                                   71,730,283     65,788,974
                                                                     -----------    -----------

Commitments and contingencies

Preferred stock, 500,000 shares, authorized and unissued
Common stock, $.01 par value, 4,000,000 shares authorized;
  637,685 and 648,106, issued and outstanding at March 31,
  2001 and December 31, 2000, respectively                                10,000         10,000
Additional paid-in capital                                             9,583,174      9,578,665
Retained earnings, substantially restricted                            8,120,817      8,091,071
Accumulated other comprehensive income                                   337,133        348,909
Treasury stock, 261,085 and 249,085 shares, respectively, at cost     (4,301,010)    (4,136,260)
Incentive Plan Trust, 55,600 shares, at cost                          (1,093,433)    (1,093,433)
Unearned Employee Stock Ownership Plan (ESOP) stock                     (456,298)      (472,086)
                                                                     -----------    -----------

  Total stockholders' equity                                          12,200,383     12,326,866
                                                                     -----------    -----------

  Total liabilities and stockholders' equity                         $83,930,666    $78,115,840
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    For the Three-Month Periods
                                                                           Ended March 31
                                                                    ---------------------------
                                                                       2001             2000
                                                                    ----------       ----------
Interest income:
  Interest on loans                                                 $1,491,563       $1,232,388
  Interest and dividends on investments                                 31,489           29,679
  Other interest income                                                 27,940           23,412
                                                                    ----------       ----------
    Total interest income                                            1,550,992        1,285,479
                                                                    ----------       ----------

Interest expense:
  Interest on deposits                                                 860,945          647,190
  Other interest                                                        74,852           64,502
                                                                    ----------       ----------
    Total interest expense                                             935,797          711,692
                                                                    ----------       ----------

Net interest income                                                    615,195          573,787
  Provision for loan losses                                              9,000            9,000
                                                                    ----------       ----------
    Net interest income after provision for loan losses                606,195          564,787
                                                                    ----------       ----------

Non-interest income:
  Loan and other service fees                                           34,237           18,693
  Other, net                                                             5,306              726
                                                                    ----------       ----------
    Total non-interest income                                           39,543           19,419
                                                                    ----------       ----------

Non-interest expense:
  Compensation and benefits                                            159,690          141,146
  Federal insurance premium                                              4,057            5,569
  Legal and professional fees                                           11,124           16,640
  State franchise tax                                                   18,509           16,082
  Occupancy expense, net                                                26,136           13,584
  Data processing                                                       22,421           16,798
  Other operating expenses                                              45,739           56,091
                                                                    ----------       ----------
    Total non-interest expense                                         287,676          265,910
                                                                    ----------       ----------

Income before income tax expense                                       358,062          318,296
Provision for income taxes                                             124,673          108,220
                                                                    ----------       ----------

Net income                                                          $  233,389       $  210,076
                                                                    ==========       ==========

Earnings per common share                                           $      .36       $      .30
                                                                    ==========       ==========

Earnings per common share - assuming dilution                       $      .36       $      .30
                                                                    ==========       ==========

Weighted average common shares outstanding during the quarter          637,562          692,943
                                                                    ==========       ==========

Weighted average common shares after dilutive effect outstanding
  during the quarter                                                   637,562          692,943
                                                                    ==========       ==========

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the three month periods ended March 31, 2001 and 2000
                                  (unaudited)


                                                                                Accumulated
                                         Additional                     Other                  Incentive    Unearned      Total
                                Common     Paid-in     Retained    Comprehensive   Treasury       Plan        ESOP     Stockholders'
                                Stock      Capital     Earnings       Income         Stock        Trust      Shares       Equity
                               --------  -----------  -----------  -------------  -----------  -----------  ---------  ------------
Balance, December 31, 1999     $ 10,000  $ 9,585,429  $ 7,733,718  $     243,322  $(3,265,804) $(1,172,073) $(524,206) $ 12,610,386
                                                                                                                       ------------
Comprehensive income:
  Net income                                              210,076                                                           210,076
  Other comprehensive loss,
    net of tax unrealized loss
    on securities                                                        (15,167)                                           (15,167)
                                                                                                                       ------------
Total comprehensive income                                                                                                  194,909

Dividend declared                                        (210,183)                                                         (210,183)

ESOP shares earned                             4,196                                                           13,030        17,226

Purchase of common stock,
  24,998 shares                                                                      (346,734)                             (346,734)
                               --------  -----------  -----------  -------------  -----------  -----------  ---------  ------------
Balance, March 31, 2000        $ 10,000  $ 9,589,625  $ 7,733,611  $     228,155  $(3,612,538) $(1,172,073) $(511,176) $ 12,265,604
                               ========  ===========  ===========  =============  ===========  ===========  =========  ============

Balance, December 31, 2000     $ 10,000  $ 9,578,665  $ 8,091,071  $     348,909  $(4,136,260) $(1,093,433) $(472,086) $ 12,326,866
                                                                                                                       ------------
Comprehensive income:
  Net income                                              233,389                                                           233,389
  Other comprehensive loss,
    net of tax unrealized loss
    on securities                                                        (11,776)                                           (11,776)
                                                                                                                       ------------
Total comprehensive income                                                                                                  221,613

Dividend declared                                        (203,643)                                                         (203,643)

ESOP shares earned                             4,509                                                           15,788        20,297

Purchase of common stock,
  12,000 shares                                                                      (164,750)                             (164,750)
                               --------  -----------  -----------  -------------  -----------  -----------  ---------  ------------
Balance, March 31, 2001        $ 10,000  $ 9,583,174  $ 8,120,817  $     337,133  $(4,301,010) $(1,093,433) $(456,298) $ 12,200,383
                               ========  ===========  ===========  =============  ===========  ===========  =========  ============

         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For the Three-Month Periods
                                                                  Ended March 31
                                                            ---------------------------
                                                                2001            2000
                                                            -----------     -----------
Cash flows from operating activities:
 Net income                                                 $   233,389     $   210,076
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                      9,000           9,000
   Amortization of loan fees                                     (2,852)         (2,352)
   ESOP benefit expense                                          20,297          17,226
   Provision for depreciation                                    21,443          10,359
   FHLB stock dividend                                          (11,400)        (10,300)
   Amortization of investment premium                             1,324             118
 Change in:
   Interest receivable                                          (26,376)        (17,019)
   Other liabilities and federal income taxes payable           140,402         102,784
   Prepaid expense                                              (68,895)          4,051
   Interest payable                                             (34,530)           (741)
                                                            -----------     -----------
     Net cash provided by operating activities                  281,802         323,202
                                                            -----------     -----------

Cash flows from investing activities:
 Loan originations and principal payment on loans, net       (2,376,068)     (1,814,267)
 Purchase of government agency bonds                           (992,468)
 Payments for construction of Branch bank building                             (150,669)
 Purchase of office equipment                                                   (31,829)
 Acquisition cost                                               (81,953)
 Principle repayment on mortgage back securities                 70,356           9,477
                                                            -----------     -----------
     Net cash (used) by investing activities                 (3,380,133)     (1,987,288)
                                                            -----------     -----------

Cash flows from financing activities:
 Net increase (decrease) in demand deposits, NOW accounts
   and savings accounts                                         723,965         134,521
 Net increase (decrease) in certificates of deposit          12,596,254         151,697
 Net increase (decrease) in custodial accounts                   35,584          38,547
 Payments on FHLB advances                                   (7,514,302)         (7,975)
 Dividends paid                                                (203,643)       (210,183)
 Purchase of common stock                                      (164,750)       (346,734)
                                                            -----------     -----------
     Net cash provided (used) by financing activities         5,473,108        (240,127)
                                                            -----------     -----------

Increase (decrease) in cash and cash equivalents              2,374,777      (1,904,213)
Cash and cash equivalents, beginning of period                3,266,707       4,323,816
                                                            -----------     -----------
Cash and cash equivalents, end of period                    $ 5,641,484     $ 2,419,603
                                                            ===========     ===========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes                                 $    21,542     $     3,045
                                                            ===========     ===========
 Cash paid for interest                                     $   970,328     $   712,433
                                                            ===========     ===========
 Real estate owned acquired by foreclosure                  $    93,600
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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001.

2.  Regulatory Capital

    The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                             March 31, 2001
                                -------------------------------------------------------------------------
                                                                                          To be Well
                                                                                      Capitalized Under
                                                               For Capital            Prompt Corrective
                                                            Adequacy Purposes         Action Provisions
                                ---------------------     ---------------------     ---------------------
                                        Actual                   Required                  Required
                                ---------------------     ---------------------     ---------------------
                                 Amount          %         Amount          %         Amount          %
                                --------      -------     --------      -------     --------      -------
    Core capital                $ 10,086        12.1%     $  3,338         4.0%     $  5,006         6.0%
    Tangible capital              10,086        12.1         3,338         4.0           N/A         N/A
    Total Risk based capital      10,269        18.8         4,381         8.0         5,476        10.0
    Leverage                      10,086        12.1           N/A         N/A         4,172         5.0

3.  Dividends

    A cash dividend of $0.32 per share was paid on February 12, 2001 to stockholders of record as of January 29, 2001. The total dividends paid by the Company for the quarter ended March 31, 2001 amounted to $203,643.

4.  Common Stock

    The Company purchased 12,000 shares of treasury stock at a cost of $164,750 during the three months ended March 31, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $5.8 million, from $78.1 million at December 31, 2000 to $83.9 million at March 31, 2001. The net increase in assets includes a $2.3 million or 3.2% increase in net loans receivable, a $2.4 million increase in cash and interest-bearing deposits, plus an increase of $914,000 in the investment security portfolio. The $5.8 million increase in net assets was primarily funded by a $13.3 million growth in deposits offset in part by the repayment of FHLB Advances totaling approximately $7.5 million.

The Company's aggregate investment securities portfolio increased $914,000, or 40.7%, to $2.6 million at March 31, 2001. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $18,000 due solely to the decrease in the market value of such securities. Other investment securities classified as securities held to maturity increase $992,000 due to the purchase of government agency bonds, which was partially offset by the principal repayment of $70,000 on mortgage backed securities.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 2001, the Company included net unrealized gains of approximately $337,000 in stockholders' equity. At December 31, 2000, the Company included net unrealized gains of approximately $349,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Loans receivable increased by $2.3 million, or 3.2%, from $70.4 million at December 31, 2000 to $72.7 million at March 31, 2001 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased by $13.3 million, or 24.5%, to $67.8 million at March 31, 2001. This increase reflects the Company's competitively priced product line within the local market area, plus the reaction of customers to the increased risk in alternative investments as evidenced by the recent decline in the stock market indexes.


Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Income

Net income for the three months ended March 31, 2001 was $233,000 compared to $210,000 for the corresponding period in 2000, an increase of $23,000, or 11.1%. The increase resulted primarily from an increase in net interest income of $41,000, plus an increase of $20,000 in non-interest income, offset by increases in non-interest expense of $22,000 and income tax expense of $16,000.

Interest Income

Interest income totaled 7.9% of average assets for the quarter ended March 31, 2001 compared to 7.5% for the quarter ended March 31, 2000. Interest income increased $266,000, or 20.6%, to $1.6 million for the quarter ended March 31, 2001 from $1.3 million for the quarter ended March 31, 2000. The increase was due to an increase of 40 basis points in the effective rate earned on interest-bearing assets, and an increase in the average earning assets of $9.3 million for the quarter ended March 31, 2001 compared to the same period in 2000.

Interest Expense

Interest expense totaled $936,000 and $712,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest expense of $224,000 or 31.5%, for the three months ended March 31, 2001 as compared to the same period for 2000 was due to an increase of $10.4 million in average interest bearing liabilities for the quarter ended March 31, 2001 compared to the same period in 2000, plus an increase of approximately 56 basis points in the interest rate paid on average interest bearing liabilities for the quarter ended March 31, 2001 compared to the same period in 2000.

Provision for Loan Losses

The Bank established a provision for loan losses of $9,000 in each of the quarters ended March 31, 2001 and 2000, respectively. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area.

Non-Interest Income

Non-interest income amounted to $39,000 and $19,000 for the three months ended March 31, 2001 and 2000, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $34,000 and $18,000 for the three months ended March 31, 2001 and 2000, respectively.

Non-interest Expense

Non-interest expense totaled $288,000 and $266,000 for the three months ended March 31, 2001 and 2000, respectively, an increase of $22,000, or 8.3%, and such expense amounted to 1.4% and 1.5% of average assets for the periods ended March 31, 2001 and 2000, respectively. The increase of $22,000 was due to increases in compensation and benefits of $19,000, occupancy expense of $13,000 and data processing expense of $6,000 offset by a net decrease in the other non-interest expense categories of $16,000. The increases in compensation and benefits, occupancy expense, and data processing are primarily due to the operations of a new branch location that opened in June of 2000.

Income Taxes

The provision for income taxes for the three months ended March 31, 2001 and 2000 was $125,000 and $108,000, respectively, which as a percentage of income before income taxes was 34.8% for the three months ended March 31, 2001 and 34.0% for the same period in the prior year.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                        ----------       ------------
                                                                           (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
  Real Estate:
    Residential                                                         $       91       $        194
    Commercial
  Consumer                                                                      27                 28
                                                                        ----------       ------------
        Total                                                           $      118       $        222
                                                                        ==========       ============

Accruing loans which are contractually past due 90 days or more:
  Real Estate:
    Residential                                                                303                348
    Commercial
  Consumer                                                                      11
                                                                        ----------       ------------
        Total                                                                  314                348
                                                                        ==========       ============

Total of loans accounted for as non-accrual or as accruing past
  due 90 days or more                                                   $      432       $        570
                                                                        ==========       ============
Percentage of total loans                                                      .59%               .81%
                                                                        ==========       ============
Other non-performing assets/2/                                          $       94       $          -
                                                                        ==========       ============
Restructured loans                                                      $        -       $          -
                                                                        ==========       ============

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

During the three months ended March 31, 2001, additional interest income of $5,351 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the three months ended March 31, 2001 totaled $695.

At March 31, 2001, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at March 31, 2001.

At March 31, 2001, the Bank had outstanding commitments to originate loans totaling $2.7 million, excluding $1.5 million in approved but unused home equity lines of credit. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from March 31, 2001 totaled $30.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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


            No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date:   May 8, 2001       /s/ John H. Stigall
                          ______________________________________________________
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date:   May 8, 2001       /s/ Ann L. Hooks
                          ______________________________________________________
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)