Form 10QSB
period 2001-06-30
CKF BANCORP INC
filed 2001-08-14
CIK 930203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            ------------------------------------------------------

                                                                     FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001


                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180


                               CKF Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      61-1267810
-------------------------------                     -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

340 West Main Street, Danville, Kentucky                   40422
----------------------------------------                -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (606) 236-4181
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes      X                 No
   ---------------           _______________

As of August 12, 2001, 738,915 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 pages                                   Exhibit Index at Page N/A

                                   CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
             December 31, 2000.....................................................         3

          Consolidated Statements of Income for the Three-Month Periods
             Ended June 30, 2001 and 2000 (unaudited) and the Six-Month
             Periods Ended June 30, 2001 and 2000 (unaudited)......................         4

          Consolidated Statement of Changes in Stockholders' Equity for the
             Six Month Period Ended June 30, 2001 and 2000 (unaudited).............         5

          Consolidated Statements of Cash Flows for the Six-Month Periods Ended
             June 30, 2001 and 2000 (unaudited)....................................         6

          Notes to Consolidated Financial Statements...............................         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................        10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................................        15

Item 2.   Changes in Securities....................................................        15

Item 3.   Defaults Upon Senior Securities..........................................        15

Item 4.   Submission of Matters to a Vote of Security Holders......................        15

Item 5.   Other Information........................................................        15

Item 6.   Exhibits and Reports on Form 8-K.........................................        15

SIGNATURES

                       CKF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                           _________________________

                                                                               As of                As of
                                                                             June 30,           December 31,
                                                                               2001                 2000
                                                                         ---------------       ---------------
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                  $     4,727,117       $       415,198
Interest-bearing deposits                                                      2,014,331             2,851,509
Investment securities:
   Securities available-for-sale                                               2,189,024               536,480
   Securities held-to-maturity                                                 3,729,708             1,710,916
Loans receivable, net                                                        122,694,242            70,444,968
Real estate owned, net                                                           855,257
Accrued interest receivable                                                    1,056,722               595,773
Office property and equipment, net                                             2,111,836             1,447,550
Goodwill                                                                       1,172,013
Other assets                                                                     174,286               113,446
                                                                         ---------------       ---------------

       Total assets                                                      $   140,724,536       $    78,115,840
                                                                         ===============       ===============

Liabilities and Stockholders Equity

Deposits                                                                 $   108,645,015       $    54,470,412
Advances from Federal Home Loan Bank                                          18,069,829            10,556,625
Advance payment by borrowers for taxes and insurance                             144,008                26,209
Other liabilities                                                              1,347,253               735,728
                                                                         ---------------       ---------------

     Total liabilities                                                       128,206,105            65,788,974
                                                                         ---------------       ---------------

Commitments and contingencies

Preferred stock, 500,000 shares, authorized and unissued Common stock,
$.01 par value, 4,000,000 shares authorized;
   640,485 and 648,106, issued and outstanding at June 30,
   2001 and December 31, 2000, respectively                                       10,000                10,000
Additional paid-in capital                                                     9,588,631             9,578,665
Retained earnings, substantially restricted                                    8,374,927             8,091,071
Accumulated other comprehensive income                                           361,620               348,909
Treasury stock, 261,085 and 249,085 shares, respectively, at cost             (4,301,010)           (4,136,260)
Incentive Plan Trust, 54,100 shares, at cost                                  (1,072,433)           (1,093,433)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (443,304)             (472,086)
                                                                         ---------------       ---------------

     Total stockholders' equity                                               12,518,431            12,326,866
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   140,724,536       $    78,115,840
                                                                         ===============       ===============


         See accompanying notes to consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                              ___________________

                                              For the Three-Month Periods         For the Six-Month Periods
                                                    Ended June 30,                      Ended June 30,
                                            -------------------------------     ------------------------------
                                                 2001              2000             2001             2000
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans....................    $    1,848,758    $   1,261,998     $   3,340,321    $   2,494,386
   Interest and dividends on
     investments........................            44,750           32,877            76,239           62,556
   Other interest income................            47,384           18,199            75,324           41,611
                                            --------------    -------------     -------------    -------------
     Total interest income..............         1,940,892        1,313,074         3,491,884        2,598,553
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits.................         1,086,417          663,889         1,947,362        1,311,079
   Other interest expense...............            79,741           93,777           154,593          158,279
                                            --------------    -------------     -------------    -------------
     Total interest expense.............         1,166,158          757,666         2,101,955        1,469,358
                                            --------------    -------------     -------------    -------------

Net interest income.....................           774,734          555,408         1,389,929        1,129,195
Provision for loan losses...............            11,000            9,000            20,000           18,000
                                            --------------    -------------     -------------    -------------
     Net interest income after
     provision for loan losses..........           763,734          546,408         1,369,929        1,111,195
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees..........            41,170           20,201            75,407           38,895
   Gain on sale of real estate owned....            15,544                             15,544
   Other, net...........................             5,955              896            11,261            1,622
                                            --------------    -------------     -------------    -------------
     Total non-interest income..........            62,669           21,097           102,212           40,517
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits............           203,343          147,575           363,033          288,721
   Federal insurance premium............             4,147            2,743             8,204            8,312
   State franchise tax..................            15,766           14,923            34,275           29,845
   Occupancy expenses, net..............            39,495           15,677            65,631           29,261
   Data processing expenses.............            46,375           15,990            68,796           32,788
   Legal and other professional fees....             4,989            3,957            16,113           12,910
   Other operating expenses.............           131,715           63,079           177,454          128,017
                                            --------------    -------------     -------------    -------------
     Total non-interest expense.........           445,830          263,944           733,506          529,854
                                            --------------    -------------     -------------    -------------

Income before income tax expense........           380,573          303,561           738,635          621,858
Provision for income taxes..............           126,463          103,211           251,136          211,432
                                            --------------    -------------     -------------    -------------

Net income..............................    $      254,110    $     200,350     $     487,499    $     410,426
                                            ==============    =============     =============    =============

Earnings per common share-basic.........    $          .40    $         .30     $         .76    $         .60
                                            ==============    =============     =============    =============
Earnings per common share-diluted.......    $          .40    $         .30     $         .76    $         .60
                                            ==============    =============     =============    =============

Weighted average common shares
   outstanding during the quarter.......           638,156          670,917           637,859          681,930
                                            ==============    =============     =============    =============
Weighted average common shares after
   dilutive effect outstanding during
   the quarter..........................           640,489          671,962           640,192          682,975
                                            ==============    =============     =============    =============

                       CKF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            for the six month periods ended June 30, 2001 and 2000
                                  (unaudited)
                             _____________________

                                                                                                 Accumulated
                                                               Additional                           Other
                                                Common           Paid-in          Retained      Comprehensive       Treasury
                                                 Stock           Capital          Earnings         Income             Stock
                                              -----------    --------------    -------------    -------------    ---------------
Balance, December 31, 1999                    $    10,000    $    9,585,429    $   7,733,718     $    243,322     $   (3,265,804)

Comprehensive income:
   Net income                                                                        410,426
   Other comprehensive loss, net of tax,
     net unrealized loss on securities                                                                (34,650)
Total comprehensive income
Dividend declared                                                                   (210,183)
ESOP shares earned                                                    9,147
Purchase of common stock, 38,880 shares                                                                                (542,907)
                                              -----------    --------------    -------------    -------------    --------------
Balance, June 30, 2000                        $    10,000    $    9,594,576    $   7,933,961    $     208,672    $   (3,808,711)
                                              ===========    ==============    =============    =============    ==============

Balance, December 31, 2000                    $    10,000    $    9,578,665    $   8,091,071    $     348,909    $   (4,136,260)
Comprehensive income:
   Net income                                                                        487,499
   Other comprehensive loss, net of tax ,
     net unrealized gain on securities                                                                 12,711
Total comprehensive income
Dividend declared                                                                   (203,643)
ESOP shares earned                                                    9,966
Issue of common stock
Purchase of common stock                                                                                               (164,750)
                                              -----------    --------------    -------------    -------------    --------------
Balance, June 30, 2001                        $    10,000    $    9,588,631    $   8,374,927    $     361,620    $   (4,301,010)
                                              ===========    ==============    =============    =============    ==============

                                                                Unearned          Total
                                               Incentive          ESOP         Stockholders'
                                                 Plan            Shares           Equity
                                              ------------   --------------    -------------
Balance, December 31, 1999                    $(1,172,073)   $     (524,206)   $  12,610,386
                                                                               -------------
Comprehensive income:
   Net income                                                                        410,426
   Other comprehensive loss, net of tax,
     net unrealized loss on securities                                               (34,650)
                                                                               -------------
Total comprehensive income                                                           375,776
Dividend declared                                                                   (210,183)
ESOP shares earned                                                   26,060           35,207
Purchase of common stock, 38,880 shares                                             (542,907)
                                              -----------    --------------    -------------
Balance, June 30, 2000                        $(1,172,073)   $     (498,146)   $  12,268,279
                                              ===========    ==============    =============

Balance, December 31, 2000                    $(1,093,433)   $     (472,086)   $  12,326,866
                                                                               -------------
Comprehensive income:
   Net income                                                                        487,499
   Other comprehensive loss, net of tax ,
     net unrealized gain on securities                                                12,711
                                                                               -------------
Total comprehensive income                                                           500,210
Dividend declared                                                                   (203,643)
ESOP shares earned                                                   28,782           38,748
Issue of common stock                              21,000                             21,000
Purchase of common stock                                                            (164,750)
                                              -----------    --------------    -------------
Balance, June 30, 2001                        $(1,072,433)   $     (443,304)   $  12,518,431
                                              ===========    ==============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       CKF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              ___________________

                                                                                   For the Six-Month Periods
                                                                                        Ended June 30
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                -------------    -------------
Cash flows from operating activities:
   Net income                                                                   $     487,499    $     410,426
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                        20,000           18,000
      Amortization of loan fees                                                        (7,218)          (7,962)
      ESOP benefit expense                                                             38,748           35,207
      Provision for depreciation                                                       46,320           21,792
      FHLB stock dividend                                                             (27,300)         (21,300)
      Amortization of premiums and discounts, net                                      29,496              290
      Non-cash compensation under stock based benefit plan                             21,000
   Change in:
      Interest receivable                                                            (127,613)         (39,498)
      Other liabilities and federal income taxes payable                             (210,511)           4,760
      Prepaid expense                                                                  21,503          (42,285)
      Interest payable                                                                 73,253           13,470
                                                                                -------------    -------------
          Net cash provided by operating activities                                   365,177          392,900
                                                                                -------------    -------------
Cash flows from investing activities:
   Loan originations and principal payment on loans, net                           (4,472,626)      (2,115,129)
   Payments for land and construction of Branch bank building                                         (482,472)
   Purchase of office equipment                                                        (4,307)        (141,601)
   Cash consideration in the First Lancaster acquisition, net                     (10,795,858)
   Matured held-to-maturity securities                                                                 250,000
   Purchase of held-to-maturity securities                                           (992,468)
   Principle repayment on mortgage-backed securities                                   66,559           21,477
   Investment in service corp.                                                        (76,320)
                                                                                -------------    -------------
          Net cash provided (used) by investing activities                        (16,275,020)      (2,467,725)
                                                                                -------------    -------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                          2,434,587         (247,442)
   Net increase (decrease) in certificates of deposit                              19,770,572       (1,594,641)
   Net increase (decrease) in custodial accounts                                       84,197           70,554
   Proceeds from FHLB advances                                                     12,000,000        3,000,000
   Payments on FHLB advances                                                      (14,536,379)         (16,088)
   Dividends paid                                                                    (203,643)        (210,183)
   Purchase of common stock                                                          (164,750)        (542,907)
                                                                                -------------    -------------
          Net cash provided by financing activities                                19,384,584          459,293
                                                                                -------------    -------------
Increase (decrease) in cash and cash equivalents                                    3,474,741       (1,615,532)
Cash and cash equivalents, beginning of period                                      3,266,707        4,323,816
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                        $   6,741,448    $   2,708,284
                                                                                =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                   $     195,000    $     243,045
                                                                                =============    =============
   Cash paid for interest                                                       $   2,063,233    $   1,455,888
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001.

2.   Regulatory Capital

The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                                  June 30, 2001
                                  --------------------------------------------------------------------------------
                                                                                               To be Well
                                                                   For Capital             Capitalized Under
                                                                 Adequacy Purpose            Prompt Corrective
                                                                                             Action Provisions
                                  ------------------------    ------------------------   -------------------------
                                          Actual                     Required                    Required
                                  ------------------------    ------------------------   -------------------------
                                    Amount         %            Amount         %           Amount         %
                                  ------------------------    ------------------------   -------------------------
     Core capital                      $8,193    5.9%              $5,568    4.0%             $8,352         6.0%
     Tangible capital                  $8,193    5.9%              $5,568    4.0%                N/A          N/A
     Total Risk based capital          $8,632    9.1%              $7,551    8.0%             $9,439        10.0%
     Leverage                          $8,193    5.9%                 N/A     N/A             $6,960         5.0%

3.   Dividends

A cash dividend of $0.32 per share was paid on February 10, 2001 to stockholders of record as of January 29, 2001. The total dividends paid by the Company for the six months ended June 30, 2001 amounted to $203,643.

4.   Common Stock

The Company purchased 12,000 shares of treasury stock at a cost of $164,750 during the six months ended June 30, 2001. In addition, the Company granted 1,500 shares of common stock as employee compensation during the quarter ended June 30, 2001 at a cost of $21,000. The stock was issued from shares held in the Incentive Plan Trust.

5.   Business Combination

On May 31, 2001, the Company acquired First Lancaster Bancshares, Inc. (First Lancaster), the holding company of First Lancaster Federal Savings Bank (Lancaster), a federally chartered savings bank, located in Lancaster, Kentucky. Under the Agreement and Plan of Merger dated as of December 14, 2000, the Company acquired First Lancaster for a cash purchase price of $13.6 million, which represented $16.27 per share for each outstanding share of First Lancaster common stock. An additional payment of $130,371 was made for the cancellation of all outstanding First Lancaster stock options. As a result of the merger, Lancaster was merged into Central Kentucky Federal Savings Bank.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, May 31, 2001. Fair value adjustments on the assets and liabilities included in the purchase are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,172,013 was allocated to goodwill and is being amortized over 15 years using the straight-line method.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2000 and for the six months ended June 30, 2001 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                                      Year Ended      Six Months Ended
                                   December 31, 2000    June 30, 2001
                                   -----------------  ----------------
                                         (Dollars in Thousands)
     Net interest income                      $3,768            $2,032
                                   =================  ================
     Net income                                 $886              $591
                                   =================  ================
     Diluted net income per share              $1.34             $0.92
                                   =================  ================

6.   New Accounting Pronouncements

In June of 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets."

Statement No. 141 pertains to business combinations initiated after June 30, 2001 and requires all business combinations after this date to be accounted for using the purchase method of accounting. Statement No. 142 pertains to the accounting for goodwill and other intangible assets and is effective for the Company beginning January 1, 2002. Beginning in January 2002, the Company will be required to cease amortizing goodwill acquired in business combinations prior to July 1, 2001. Subsequent to January 1, 2002 and at a minimum on an annual basis, the Company must test the goodwill recorded for impairment. If it is determined that the goodwill has been impaired, then the carrying value of goodwill must be reduced for the impairment. The Company does not anticipate the effect of implementing these statements to be material to its financial position or results of operations.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $63 million, from $78.1 million at December 31, 2000 to $140.1 million at June 30, 2001. The increase in the assets of the Company was primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001. The assets acquired in this transaction totaled $55 million, which included loans of $48 million. Liabilities assumed in the transaction totaled approximately $42 million, including deposits of $32 million and FHLB borrowings of $10 million. The goodwill recorded as a result of this transaction totaled $1.2 million. Since December 31, 2000, net loans have increased $52.2 million, while cash, interest-bearing deposits, and investments have increased a total of $7.1 million.

The Company's aggregate investment portfolio increased $3.7 million from December 31, 2000 to $5.9 million at June 30, 2001. Approximately $2.7 million was due to investments acquired in the First Lancaster acquisition. The remaining increase was due to the purchase of government agency-backed bonds totaling approximately $1 million.

Loans increased $52 million from December 31, 2000 to $122.7 million at June 30, 2001 with approximately $48 million of the increase due to the First Lancaster acquisition. In addition, as a result of the First Lancaster acquisition, real estate owned increased by $855,000, which is net of an allowance for losses of $155,000.

Deposits increased $54 million from December 31, 2000 to $109 million at June 30, 2001 with approximately $32 million of the increase due to the First Lancaster acquisition. In addition to the First Lancaster acquisition, deposits have increased an additional $22 million. This increase is due to the Company's competitively priced product line within the local market area, plus the reaction of customers to the increased risk in alternative investments, as evidenced by the decline in equity market indexes during this period.

Advances from the Federal Home Loan Bank increased $7.5 million from December 31, 2000 to $18.1 million at June 30, 2001, with approximately $10 million being assumed in the First Lancaster transaction. The Company borrowed $12 million to finance the First Lancaster transaction during the period presented.


Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Income

Net income for the three months ended June 30, 2001 was $254,000, compared to $200,000 for the corresponding period in 2000, an increase of $54,000, or 26.8%. The increase resulted from increases in net interest income of $219,000 and a $42,000 increase in non-interest income, offset in part by an increase of $182,000 in non-interest expense and a $23,000 increase in income tax expense.

Interest Income

Interest income increased by $628,000, or 47.8%, to $1.9 million for the quarter ended June 30, 2001, compared to $1.3 million for the quarter ended June 30, 2000. The increase in interest income resulted primarily from the growth in the Company's loan and investment portfolios as a result of the First Lancaster acquisition plus a higher yield on interest-earning assets. Interest income totaled 8.3% of average interest-earning assets for the quarter ended June 30, 2001, compared to 7.5% for the comparable quarter in year 2000. The average balance of interest-earning assets totaled $93 million for the quarter ended June 30, 2001, compared to $70 million in the comparable quarter in 2000.

Interest Expense

Interest expense totaled $1.2 million and $758,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in interest expense of $408,000, or 53.9%, was due primarily to the increase in the average balance of interest-bearing liabilities in the quarter ended June 30, 2001, compared to the same period in 2000. The average balance of interest-bearing liabilities was $86 million for the quarter ended June 30, 2001, compared to $59 million for the same period in year 2000. The average rate paid on the interest-bearing deposits for the quarter ended June 30, 2001 was 5.4%, compared to 5.1% in the same period in year 2000.

Provision for Loan Losses

The Bank established a provision for loan losses of $11,000 and $9,000 for the quarters ended June 30, 2001 and 2000, respectively. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned loan origination fees, totaled .36% at June 30, 2001, compared to .26% at December 31, 2000.

Non-Interest Income

Non-interest income amounted to $63,000 and $21,000 for the three months ended June 30, 2001 and 2000, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $45,000 and $20,000 for the three months ended June 30, 2001 and 2000, respectively.

Non-interest Expense

Non-interest expense totaled $446,000 and $264,000 for the three months ended June 30, 2001 and 2000, respectively. Non-interest expense increased $182,000, or 68.9%, for the quarter ended June 30, 2001, compared to the same period in year 2000. The increase of $182,000 was due to an increase of $56,000 in compensation and benefits, an increase of $24,000 in occupancy expense, an increase of $30,000 in data processing expense, and an increase of $69,000 in other operating expense. The increases were due to the increased costs in these categories from the First Lancaster acquisition, plus expenses related to the Company opening a new branch location in June of 2000.

Income Taxes

The provision for income taxes for the three months ended June 30, 2001 and 2000 was $126,000 and $103,000, respectively, which as a percentage of income before income taxes was 33% and 34%, respectively.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

Net Income

Net income for the six months ended June 30, 2001 was $487,000, as compared to $410,000 for the corresponding period in 2000, an increase of $77,000, or 18.8%. The increase resulted primarily from increases in net interest income of $261,000 and a $62,000 increase in non-interest income, offset in part by an increase of $204,000 in non-interest expense and a $40,000 increase in income tax expense.

Interest Income

Interest income increased by $893,000, or 34.4%, to $3.5 million for the six months ended June 30, 2001, compared to $2.6 million for the same period in year 2000. The increase in interest income resulted from the growth in the Company's loan and investment portfolios, including the acquisition of First Lancaster, plus a higher yield on interest-earning assets. Interest income totaled 8.1% of average interest-earning assets for the six months ended June 30, 2001, compared to 7.5% for the comparable period in year 2000. The average balance of interest-earning assets totaled $86 million for the six months ended June 30, 2001, compared to $69 million in the comparable period in 2000.

Interest Expense

Interest expense totaled $2.1 million and $1.5 million for the six-month period ended June 30, 2001 and 2000, respectively. The increase in interest expense $633,000, or 43.0%, was due primarily to the increase in the average balance of interest-bearing liabilities in the six-month period ended June 30, 2001, compared to the same period in 2000. The average balance of interest-bearing liabilities was $77.4 million for the six-month period ended June 30, 2001, compared to $57.8 million for the same period in year 2000. The average rate paid on the interest-bearing deposits for the period ended June 30, 2001 was 5.4%, compared to 5.1% in the same period in year 2000.


Provision for Loan Losses

The Bank established a provision for loan losses of $20,000 and $18,000 for both six month periods ended June 30, 2001 and 2000. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $102,000 and $41,000 for the six months ended June 30, 2001 and 2000, respectively. Noninterest income included primarily fees charged in connection with loans and service charges on deposit accounts of $70,000 and $39,000 for the six months ended June 30, 2001 and 2000, respectively.

Non-Interest Expense

Non-interest expense totaled $734,000 and $530,000 for the six months ended June 30, 2001 and 2000, respectively. Non-interest expense increased $204,000, or 38.4%, for the six-month period ended June 30, 2001, compared to the same period in year 2000. The increase of $204,000 was due to an increase of $74,000 in compensation and benefits, an increase of $36,000 in occupancy expense, an increase of $36,000 in data processing expense, and an increase of $49,000 in other operating expense. The increases were due to the increased costs in these categories from the First Lancaster acquisition, plus expenses related to the Company opening a new branch location in June of 2000.

Income Taxes

The provision for income taxes for the six months ended June 30, 2001 and 2000 was $251,000 and $211,000, respectively, and, as a percentage of income before income taxes was 34% and 34% for the six months ended June 30, 2001 and 2000, respectively.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                        June 30,            December 31,
                                                                          2001                  2000
                                                                     -------------         -------------
                                                                            (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
   Real Estate:
     Residential                                                     $         365         $         194
     Commercial
   Consumer                                                                     38                    28
                                                                     -------------         -------------
       Total                                                         $         403         $         222
                                                                     =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential                                                               531                   348
     Commercial                                                                681
   Consumer
                                                                     -------------         -------------
       Total                                                                 1,212                   348
                                                                     =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                               $       1,615         $         570
                                                                     =============         =============

Percentage of total loans                                                     1.32%                  .81%
                                                                     =============         =============
Other non-performing assets/2/                                       $         855         $           -
                                                                     =============         =============
Restructured loans                                                   $           -         $           -
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

During the six months ended June 30, 2001, additional interest income of $18,506 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the six months ended June 30, 2001 totaled $7,324.

At June 30, 2001, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. Under current regulations, the Bank at June 30, 2001 was adequately capitalized.

At June 30, 2001, the Bank had outstanding commitments to originate loans totaling $3.1 million, excluding $2.1 million in approved but unused home equity lines of credit and $4.1 million in mortgage loans approved, but not disbursed. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from June 30, 2001 totaled $48.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                None

Item 2.   Changes in Securities and Use of Proceeds                        None

Item 3.   Defaults Upon Senior Securities                                  None

Item 4.   Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders was held on April 17, 2001, 587,715 shares of CKF Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

       Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

          ----------------------------------------------------------------------
                  Nominee             Votes in                     Votes
                                   Favor of Election               Withheld
          ----------------------------------------------------------------------
          W. Irvine Fox                      583,015                   4,700
          ----------------------------------------------------------------------
          Warren O. Nash                     583,015                   4,700
          ----------------------------------------------------------------------
          John H. Stigall                    583,015                   4,700
          ----------------------------------------------------------------------

Item 5.   Other Information                                                None

Item 6.   Exhibits and Reports on Form 8-K

      (a) The disclosure required by this item is incorporated by reference to the Company's current 8K/A filed with the commission on August 10, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CKF Bancorp, Inc.

Date: August 12, 2001         /s/
                              --------------------------------------------------
                              John H. Stigall, President and Chief Executive
                              Officer (Duly Authorized Officer)




Date: August 12, 2001         /s/
                              --------------------------------------------------
                              Ann L. Hooks, Vice President and Treasurer
                              (Principal Financial and Accounting Officer)