Form 10QSB
period 2001-09-30
CKF BANCORP INC
filed 2001-11-14
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180


                                CKF Bancorp, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                             61-1267810
------------------                                      ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

340 West Main Street, Danville, Kentucky                         40422
----------------------------------------                   -----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (606) 236-4181
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
Yes      X                 No
   ---------------           ---------------

As of November 9, 2001, 738,915 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                    Exhibit Index at Page N/A
                                                                          -----

                                    CONTENTS

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
                  December 31, 2000...............................................................................3

               Consolidated  Statements  of Income for the  Three-Month  periods
                  Ended  September  30,  2001  and  2000   (unaudited)  and  the
                  Nine-Month Periods
                  Ended September 30, 2001 and 2000 (unaudited)...................................................4

               Consolidated Statement of Changes in Stockholders' Equity for the
                  Nine-Month Periods Ended September 30, 2001 and 2000 (unaudited) ...............................5

               Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
                  September 30, 2001 and 2000 (unaudited).........................................................6

               Notes to Consolidated Financial Statements.........................................................7

Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...........................................................................9


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.................................................................................15
Item 2.        Changes in Securities.............................................................................15
Item 3.        Defaults Upon Senior Securities...................................................................15
Item 4.        Submission of Matters to a Vote of Security Holders...............................................15
Item 5.        Other Information.................................................................................15
Item 6.        Exhibits and Reports on Form 8-K..................................................................15

SIGNATURES

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                               As of                 As of
                                                                           September 30,         December 31,
                                                                               2001                  2000
                                                                         ---------------       ---------------
                                                                            (Unaudited)
ASSETS

Cash and due from banks                                                  $     2,138,492       $       415,198
Interest-bearing deposits                                                      6,444,377             2,851,509
Investment securities:
   Securities available-for-sale                                               2,123,680               536,480
   Securities held-to-maturity                                                 3,240,905             1,710,916
Loans receivable, net                                                        123,834,998            70,444,968
Accrued interest receivable                                                    1,084,772               595,773
Office property and equipment, net                                             2,077,025             1,447,550
Goodwill                                                                       1,143,916
Other assets                                                                     150,640               113,446
                                                                         ---------------       ---------------

       Total assets                                                      $   142,238,805       $    78,115,840
                                                                         ===============       ===============

Liabilities and Stockholders' Equity

Deposits                                                                 $   114,280,320       $    54,470,412
Advances from Federal Home Loan Bank                                          13,981,784            10,556,625
Advance payment by borrowers for taxes and insurance                             207,222                26,209
Other liabilities                                                              1,209,805               735,728
                                                                         ---------------       ---------------

     Total liabilities                                                       129,679,131            65,788,974
                                                                         ---------------       ---------------

Commitments and contingencies

Preferred stock, 500,000 shares,  authorized and unissued
Common stock, $.01 parvalue, 4,000,000 shares authorized;
   641,784 and 648,106, issued and outstanding at September 30,
   2001 and December 31, 2000, respectively                                       10,000                10,000
Additional paid-in capital                                                     9,596,570             9,578,665
Retained earnings, substantially restricted                                    8,438,364             8,091,071
Accumulated other comprehensive income                                           318,493               348,909
Treasury stock, 261,085 and 249,085 shares, respectively, at cost             (4,301,010)           (4,136,260)
Incentive Plan Trust, 54,100 shares, at cost                                  (1,072,433)           (1,093,433)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (430,310)             (472,086)
                                                                         ---------------       ---------------

     Total stockholders' equity                                               12,559,674            12,326,866
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   142,238,805       $    78,115,840
                                                                         ===============       ===============


          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                              For the Three-Month Periods        For the Nine-Month Periods
                                                   Ended September 30,               Ended September 30,
                                            -------------------------------     ------------------------------
                                                 2001              2000             2001              2000
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans....................    $    2,328,235    $   1,327,159     $   5,668,556    $   3,821,545
   Interest and dividends on investments            67,250           27,975           143,489           90,531
   Other interest income................            40,820           23,958           116,144           65,569
                                            --------------    -------------     -------------    -------------
      Total interest income.............         2,436,305        1,379,092         5,928,189        3,977,645
                                            --------------    -------------     -------------    -------------

Interest expense:.......................
   Interest on deposits.................         1,350,399          711,345         3,297,761        2,022,424
   Other interest expense...............           214,681          111,810           369,274          270,089
                                            --------------    -------------     -------------    -------------
      Total interest expense............         1,565,080          823,155         3,667,035        2,292,513
                                            --------------    -------------     -------------    -------------

Net interest income.....................           871,225          555,937         2,261,154        1,685,132
Provision for loan losses...............            15,000            9,000            35,000           27,000
                                            --------------    -------------     -------------    -------------
      Net interest income after
      provision for loan losses.........           856,225          546,937         2,226,154        1,658,132
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees..........            41,483           24,266           116,890           63,161
   Gain on sale of real estate owned, net           22,841                             38,385
   Other, net  .........................            18,876            4,344            30,137            5,966
                                            --------------    -------------     -------------    -------------
      Total non-interest income.........            83,200           28,610           185,412           69,127
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits............           245,649          159,272           608,682          447,993
   Federal insurance premium............             3,898            4,783            12,102           13,095
   State franchise tax..................            15,767           14,922            50,042           44,767
   Occupancy expenses, net..............            48,436           25,981           114,067           55,242
   Data processing expenses.............            36,563           22,140           105,359           54,928
   Legal and professional fees..........             3,969            1,379            20,082           14,289
   Other operating expenses.............           136,135           74,850           313,589          202,597
                                            --------------    -------------     -------------    -------------
      Total non-interest expense........           490,417          303,057         1,223,923          832,911
                                            --------------    -------------     -------------    -------------

Income before income tax expense........           449,008          272,490         1,187,643          894,348
Provision for income taxes..............           162,311           92,646           413,447          304,078
                                            --------------    -------------     -------------    -------------
Net income     .........................    $      286,697    $     179,844     $     774,196    $     590,270
                                            ==============    =============     =============    =============
Earnings per common share...............    $          .45    $         .27     $        1.21    $         .88
                                            ==============    =============     =============    =============
Earnings per common share
   assuming dilution....................    $          .44    $         .27     $        1.20    $         .88
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding during the quarter.......           641,351          658,520           639,023          670,225
                                            ==============    =============     -------------    =============
Weighted average common shares
   after dilutive effect outstanding
   during the quarter...................           649,750          661,032           647,422          672,737
                                            ==============    =============     -------------    =============


          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          for the nine-month periods ended September 30, 2001 and 2000
                                   (unaudited)



                                                                                            Accumulated
                                                         Additional                            Other
                                        Common            Paid-in           Retained      Comprehensive
                                         Stock             Capital          Earnings          Income
                                      -----------      --------------    -------------    --------------
Balance, December 31, 1999            $    10,000      $    9,585,429    $   7,733,718    $      243,322



Comprehensive income:
   Net income                                                                  590,270
   Other comprehensive income, net of tax
     unrealized gains on securities                                                               36,947

Total comprehensive income
Dividend declared                                                             (421,489)
ESOP shares earned                                             14,685
Purchase of common stock, 51,024 shares

Shares issued upon exercise of options
                                      -----------      ----------------  ---------------  --------------
Balance, September 30, 2000           $    10,000      $    9,600,114    $   7,902,499    $      280,269
                                      ===========      ================  ===============  ==============


Balance, December 31, 2000            $    10,000      $    9,578,665    $   8,091,071    $      348,909


Comprehensive income:
   Net income                                                                  774,196
   Other comprehensive loss, net of tax,
     net unrealized loss on securities                                                           (30,416)


Total comprehensive income
Dividend declared                                                             (426,903)
ESOP shares earned                                             17,905
Purchase of common stock
Issue of common stock
                                      -----------      --------------    -------------    --------------
Balance, September 30, 2001           $    10,000      $    9,596,570    $   8,438,364    $      318,493
                                      ===========      ==============    =============    ==============



                                                                                    Unearned           Total
                                                   Treasury        Incentive          ESOP         Stockholders'
                                                     Stock           Plan            Shares           Equity
                                                -------------     -----------    -------------     -------------
Balance, December 31, 1999                      $  (3,265,804)    $(1,172,073)   $   (524,206)     $  12,610,386
                                                                                                   -------------


Comprehensive income:
   Net income                                                                                            590,270
   Other comprehensive income, net of tax
     unrealized gains on securities                                                                       36,947
                                                                                                   -------------
Total comprehensive income                                                                               627,217
Dividend declared                                                                                       (421,489)
ESOP shares earned                                                                      39,090            53,775
Purchase of common stock, 51,024 shares              (718,138)                                          (718,138)

Shares issued upon exercise of options                                 52,500                             52,500
                                                --------------    ------------     ------------     ------------
Balance, September 30, 2000                     $   (3,983,942)   $(1,119,573)     $ ( 485,116)    $  12,204,251
                                                ==============    ============     ============     ============


Balance, December 31, 2000                      $   (4,136,260)   $(1,093,433)     $  (472,086)    $  12,326,866
                                                                                                    ------------

Comprehensive income:
   Net income                                                                                            774,196
   Other comprehensive loss, net of tax,
     net unrealized loss on securities                                                                   (30,416)
                                                                                                    ------------

Total comprehensive income                                                                               743,780
Dividend declared                                                                                       (426,903)
ESOP shares earned                                                                      41,776            59,681
Purchase of common stock                              (164,750)                                         (164,750)
Issue of common stock                                                  21,000                             21,000
                                                 -------------     -----------    -------------     ------------
Balance, September 30, 2001                      $  (4,301,010)   $(1,072,433)    $   (430,310)     $ 12,559,674
                                                ==============      ==========    =============     ============


                   The accompanying notes are an integral part of the consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  For the Nine-Month Periods
                                                                                      Ended September 30
                                                                                    2001              2000
                                                                                --------------    -------------
Cash flows from operating activities:
   Net income                                                                   $     774,196    $     590,270
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                        35,000           27,000
      Amortization of loan fees                                                        (3,542)         (10,704)
      ESOP benefit expense                                                             59,681           53,775
      Provision for depreciation                                                       78,068           41,424
      FHLB stock dividend                                                             (55,500)         (32,900)
      Amortization of premiums and discounts, net                                      67,541              520
      Non-cash compensation under stock based benefit plan                             21,000
   Change in:
      Interest receivable                                                            (155,663)        (112,784)
      Other liabilities and federal income taxes payable                             (266,561)          (3,936)
      Prepaid expense                                                                  45,279          (23,681)
      Interest payable                                                                 14,072           10,698
                                                                                -------------    -------------
          Net cash provided by operating activities                                   613,571          539,682
                                                                                -------------    -------------
Cash flows from investing activities:
   Loan originations and principal payment on loans, net                           (4,934,682)      (3,811,756)
   Payments for land and construction of Branch bank building                                         (483,772)
   Purchase of office equipment                                                        (5,288)        (175,511)
   Cash consideration in the First Lancaster acquisition, net                     (10,795,858)
   Maturity of securities, held-to-maturity                                           500,000          250,000
   Purchase of securities, held-to-maturity                                          (992,468)
   Principle repayment on mortgage-backed securities                                   81,848           42,939
   Investment in service corporation                                                  (76,320)
                                                                                -------------    -------------
          Net cash provided (used) by investing activities                        (16,222,768)      (4,178,100)
                                                                                -------------    -------------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                          5,068,420       (1,145,543)
   Net increase (decrease) in certificates of deposit                              22,915,738        1,175,734
   Net increase (decrease) in custodial accounts                                      147,409          129,641
   Proceeds from FHLB advances                                                     12,000,000        3,000,000
   Payments on FHLB advances                                                      (18,614,555)         (24,339)
   Dividends paid                                                                    (426,903)        (421,489)
   Purchase of common stock                                                          (164,750)        (718,138)
   Proceeds from the exercise of stock options                                                          52,500
                                                                                -------------    -------------
          Net cash provided by financing activities                                20,925,359        2,048,366
                                                                                -------------    -------------
Increase (decrease) in cash and cash equivalents                                    5,316,162       (1,590,052)
Cash and cash equivalents, beginning of period                                      3,266,707        4,323,816
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                        $   8,582,869    $   2,733,764
                                                                                =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                   $     195,000    $     353,045
                                                                                =============    =============
   Cash paid for interest                                                       $   3,947,133    $   2,281,815
                                                                                =============    =============
   Real estate owned sales financed by loans                                    $     925,000
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

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine-month period ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2001.

2.       Regulatory Capital

 The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                           September 30, 2001
                         -------------------------------------------------------
                                                                  To be Well
                                            For Capital        Capitalized Under
                                          Adequacy Purposes   Prompt Corrective
                                                              Action Provisions
                          --------------   ----------------   ------------------
                              Actual            Required           Required
                          --------------   ----------------   ------------------
                          Amount     %      Amount     %      Amount        %
                          --------------   ----------------   ------------------
Core capital              $9,528    6.8%    $5,633    4.0%    $8,449       6.0%

Tangible capital          $9,528    6.8%    $5,633    4.0%       N/A        N/A

Total Risk based capital  $9,980   10.5%    $7,636    8.0%    $9,545      10.0%

Leverage                  $9,528    6.8%       N/A     N/A    $7,041       5.0%


3.       Dividends

 A cash dividend of $0.32 per share was paid on February 10, 2001 to stockholders of record as of January 29, 2001. On August 10, 2001, a cash dividend of $0.35 per share was paid to stockholders of record at July 27, 2001. The total dividends paid by the Company for the nine months ended September 30, 2001 amounted to $426,903.

4.       Common Stock

 The Company purchased 12,000 shares of treasury stock at a cost of $164,750 during the nine months ended September 30, 2001. In addition, the Company granted 1,500 shares of common stock as employee compensation during this same period at a cost of $21,000. The stock was issued from shares held in the Incentive Plan Trust. On August 18, 2001, the Board of Directors awarded additional stock options for 5,000 shares with an exercise price of $16.67 per share. These options will be vested at 20% per year beginning on August 18, 2001.

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

 The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2000 and for the nine months ended September 30, 2001 as if the transaction had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                                                         Pro Forma
                                     ---------------------------------------------------
                                            Year Ended             Nine months Ended
                                        December 31, 2000         September 30, 2001
                                     -------------------------  ------------------------
                                                   (Dollars in Thousands)
Net interest income                                    $3,768                    $2,706
                                     =========================  ========================
Net income                                               $886                      $797
                                     =========================  ========================
Diluted net income per share                            $1.34                     $1.23
                                     =========================  ========================

6.       New Accounting Pronouncements

 In June of 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 pertains to business combinations initiated after September 30, 2001 and requires all business combinations after this date to be accounted for using the purchase method of accounting. Statement No. 142 pertains to the accounting for goodwill and other intangible assets and is effective for the Company beginning January 1, 2002. Beginning in January 2002, the Company will be required to cease amortizing goodwill acquired in business combinations prior to July 1, 2001. Subsequent to January 1, 2002 and at a minimum on an annual basis, the Company must test the goodwill recorded for impairment. If it is determined that the goodwill has been impaired, then the carrying value of goodwill must be reduced for the impairment. The Company does not anticipate the effect of implementing these statements to be material to its financial position or results of operations.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased approximately $64.1 million, from $78.1 million at December 31, 2000 to $142.2 million at September 30, 2001. The increase in the assets of the Company was primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001. The assets acquired in this transaction totaled $55 million, which included loans of $48 million.
Liabilities assumed in the transaction totaled approximately $42 million, including deposits of $32 million and FHLB borrowings of $10 million. The goodwill recorded as a result of this transaction totaled $1.2 million. Since
December 31, 2000, net loans have increased $53.4 million, while cash, interest-bearing deposits, and investments have increased a total of $8.4 million.

The  Company's  aggregate  investment  portfolio  increased  $3.1  million  from
December 31, 2000 to $5.4 million at September 30, 2001. Approximately $2.7 million was due to investments acquired in the First Lancaster acquisition. The remaining increase was due to the purchase of government agency-backed bonds totaling approximately $1.0 million, net of a bond in the amount of $500,000, which matured.

Loans increased $53.4 million from December 31, 2000 to $123.8 million at September 30, 2001 with approximately $48 million of the increase due to the First Lancaster acquisition. In addition, real estate owned acquired in the Lancaster acquisition totaling $855,000 was sold at a net gain of $23,000.

Deposits increased $59.9 million from December 31, 2000 to $114.3 million at September 30, 2001 with approximately $32.0 million of the increase due to the First Lancaster acquisition. In addition to the First Lancaster acquisition, deposits have increased an additional $27.9 million. This increase is due to the

Company's competitively priced product line within the local market area, plus the reaction of customers to the increased risks in alternative investments, as evidenced by the decline in equity market indexes during this period.

Advances from the Federal Home Loan Bank increased a net $3.4 million from December 31, 2000 to $14.0 million at September 30, 2001, with approximately $10.0 million being assumed in the First Lancaster transaction.


Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income

Net income for the three months ended September 30, 2001 was $287,000, compared to $180,000 for the corresponding period in 2000, an increase of $107,000, or 59.4%. The increase resulted from increases in net interest income of $315,000 and non-interest income of $55,000, offset in part by an increase of $187,000 in non-interest expense, a $6,000 increase in the provision for loan losses, and an increase of $70,000 in federal income tax expense.

Interest Income

Interest income increased by $1.1 million, or 76.7%, to $2.4 million for the quarter ended September 30, 2001, compared to $1.4 million for the quarter ended September 30, 2000. The increase in interest income resulted primarily from the growth in the Company's loan and investment portfolio as a result of the First Lancaster acquisition. Interest income totaled 7.2% of average interest-earning assets for the quarter ended September 30, 2001, compared to 7.8% for the comparable quarter in year 2000. The average balance of interest-earning assets totaled $134.7 million for the quarter ended September 30, 2001, compared to $70.2 million in the comparable quarter in 2000.

Interest Expense

Interest expense totaled $1.6 million and $823,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in interest expense of $742,000, or 90.1%, was due primarily to the increase in the average balance of interest-bearing liabilities in the quarter ended September 30, 2001, compared to the same period in 2000. The average balance of interest-bearing liabilities was $127.6 million for the quarter ended September 30, 2001, compared to $58.8 million for the same period in year 2000. The average rate paid on the interest-bearing deposits for the quarter ended September 30, 2001 was 4.9%, compared to 5.6% in the same period in year 2000.

Provision for Loan Losses

The Bank recorded a provision for loan losses of $15,000 and $9,000 for the quarters ended September 30, 2001 and 2000, respectively. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned loan origination fees, totaled .36% at September 30, 2001, compared to .26% at December 31, 2000.

Non-Interest Income

Non-interest income amounted to $83,000 and $29,000 for the three months ended September 30, 2001 and 2000, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $42,000 and $24,000 for the three months ended September 30, 2001 and 2000, respectively. In addition, the Company realized a net gain of $23,000 on the sale of real estate owned for the quarter ended September 30, 2001.

Non-interest Expense

Non-interest expense totaled $490,000 and $303,000 for the three months ended September 30, 2001 and 2000, respectively. Non-interest expense increased $187,000, or 61.8%, for the quarter ended September 30, 2001, compared to the same period in year 2000. The increase of $187,000 was due primarily to an increase of $86,000 in compensation and benefits, a $22,000 increase in net occupancy expenses, a $14,000 increase in data processing expenses, and an increase of $61,000 in other operating expenses. The increases were due to the increased costs in these categories from the First Lancaster acquisition.

Income Taxes

The provision for income taxes for the three months ended September 30, 2001 and 2000 was $162,000 and $92,000, respectively, which as a percentage of income before income taxes was 36.1% and 34%, respectively.


Results of Operations for the Nine months Ended September 30, 2001 and 2000

Net Income

Net income for the nine months ended September 30, 2001 was $774,000, as compared to $590,000 for the corresponding period in 2000, an increase of $184,000, or 31.1%. The increase resulted primarily from an increase of $576,000 in net interest income, an increase of $116,000 in non-interest income, offset by a $391,000 increase in non-interest expense, an $8,000 increase in the provision for loan losses, and a $109,000 increase in income tax expense.

Interest Income

Interest income totaled $5.9 million for the nine months ended September 30, 2001, which was $1.9 million more than the comparable period in 2000. The increase in interest income of $1.9 million, or 49%, for the nine months ended September 30, 2001 as compared to the same period for 2000 was due primarily to an increase of $31.4 million in the average balance of interest earning assets for the nine-month period ended September 30, 2001 compared to the same period in year 2000. The average balance of interest earning assets for the nine-months ended September 30, 2001 was $100.9 million, compared to $69.5 million for the same period in 2000, which was primarily due to the loan and investment assets acquired from First Lancaster Bancshares, Inc.

Interest Expense

Interest expense totaled $3.7 million for the nine months periods ended September 30, 2001, which was $1.4 million more than the comparable period in 2000. The increase in interest expense of $1.4 million, or 60.0%, was due primarily to the increase in the average balance of interest bearing liabilities in the nine-month period ended September 30, 2001, compared to the same period in 2000. The average balance of interest bearing liabilities was $92.5 million for the nine-month period ended September 30, 2001, compared to $57.8 million for the same period in year 2000.

Provision for Loan Losses

The Bank recorded a provision for loan losses of $35,000 and $27,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $185,000 and $69,000 for the nine months ended September 30, 2001 and 2000, respectively. Noninterest income included primarily fees charged in connection with loans and service charges on deposit accounts of $117,000 for the nine months ended September 30, 2000 and $63,000 for the same period in 2000. In addition, the Company realized a net gain on the sale of real estate owned for the nine-month period ended September 30, 2001 totaling $38,000.

Non-Interest Expense

Non-interest expense totaled $1.2 million and $833,000 for the nine months ended September 30, 2001 and 2000, respectively, an increase of $391,000, or 47%. The increase of $391,000 was due primarily to a $161,000 increase in compensation and benefits, a $59,000 increase in occupancy expenses, a $50,000 increase in data processing expenses, a $111,000 increase in other operating expenses, and a $6,000 increase in legal and other professional fees. The increases were due to the increased costs in these categories, related to the First Lancaster acquisition.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2001 and 2000 was $413,000 and $304,000, respectively, and, as a percentage of income before income taxes was 34% for both nine-month periods ended September 30, 2001 and 2000.

Non-Performing Assets

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            September 30,          December 31,
                                                                                2001                  2000
                                                                           -------------         -------------
                                                                                  (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
   Real Estate:
     Residential                                                           $         273         $         194
     Commercial
   Consumer                                                                           24                    28
                                                                           -------------         -------------
       Total                                                               $         297         $         222
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential                                                                   1,726                   348
     Commercial                                                                      180
   Consumer                                                                           67
                                                                           -------------         -------------
       Total                                                                       1,973                   348
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $       2,270         $         570
                                                                           =============         =============
Percentage of total loans                                                           1.83%                  .81%
                                                                           =============         =============
Other non-performing assets/2/                                             $                     $           -
                                                                           =============         =============
Restructured loans                                                         $           -         $           -
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

During the nine months ended September 30, 2001, additional interest income of $12,982 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the nine months ended September 30, 2001 totaled $9,452.

At September 30, 2001, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity and Capital Resources

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank, at September 30, 2001, was classified as "Well Capitalized" under current regulatory capital requirements.

At September 30, 2001, the Bank had outstanding commitments to originate loans totaling $6.0 million, excluding $3.2 million in approved but unused home equity lines of credit. In addition, the Bank at September 30, 2001 had unused commercial lines of credit outstanding in the amount of $360,000 plus standby letters of credit totaling $32,000. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposits which are scheduled to mature in one year or less from September 30, 2001 totaled $53.4 million. Management believes that a significant percentage of such deposits will remain with the Bank.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings                                    None

Item 2.         Changes in Securities and Use of Proceeds            None

Item 3.         Defaults Upon Senior Securities                      None

Item 4.         Submission of Matters to a Vote of Security Holders  None

Item 5.         Other Information                                    None

Item 6.         Exhibits and Reports on Form 8-K                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CKF Bancorp, Inc.

Date: November 12, 2001   /s/  John H. Stigall
                          -----------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date: November 12, 2001   /s/  Ann L. Hooks
                          ----------------------------------------------
                          Ann L. Hooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)