Form 10KSB40
period 2001-12-31
CKF BANCORP INC
filed 2002-03-28
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2001 were $8.5 million.

As of March 15, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $8.9 million based on the closing sales price of $18.12 per share of the registrant's Common Stock, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 15, 2002: 735,843

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001. (Part II)
     2.   Portions  of  Proxy   Statement   for  the  2002  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. CKF Bancorp, Inc., a Delaware corporation (the "Company"), is the holding company for Central Kentucky Federal Savings Bank ("Central Kentucky Federal" or the "Bank"). The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision
("OTS") of the Department of the Treasury. Prior to its formation and acquisition of the Bank in 1994, the Company had no assets and no liabilities and engaged in no business activities. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank and $1.1 million in bank deposits held by the Bank and a note receivable from the Company's Employee Stock Ownership Plan. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 2001, the Company had total assets of $139.1 million, deposits of $113.6 million, net loans receivable of $123.5 million and stockholders' equity of $13.0 million.

     The executive offices of the Company and the Bank are located at 340 West Main Street, Danville, Kentucky 40422, and its telephone number is (859) 236-4181.

     THE BANK. Central Kentucky Federal was formed in 1886 as a Kentucky-chartered mutual building and loan association. In December 1960, the Bank obtained federal insurance of accounts and became a member of the FHLB of Cincinnati. The Bank converted to a federal mutual savings and loan association in 1969 and changed its name to Central Kentucky Federal Savings and Loan Association. Upon its conversion to stock form in December 1994, the Bank adopted its present name. The Bank operates through its main office and a branch office located in Danville, Kentucky, a branch office in Lancaster, Kentucky, and a loan production office in Nicholasville, Kentucky.

     The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans in its market area, which include loans secured by one- to four-family residential properties, loans secured by multi-family residential and non-residential properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit, and commercial non-mortgage and consumer loans, both secured and unsecured, including loans secured by deposits. Funds are also obtained through borrowings from the Federal Home Loan Bank ("FHLB") of Cincinnati.

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

     FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated and projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     RECENT ACQUISITION. On May 31, 2001, the Company completed its acquisition of First Lancaster Bancshares, Inc. ("First Lancaster") and its wholly-owned subsidiary, First Lancaster Federal Savings Bank. Under the terms of the merger agreement each share of First Lancaster common stock outstanding at the effective time of the merger was canceled and First Lancaster shareholders received a cash payment of $16.27 for each share of First Lancaster common stock that they owned.

     The Company's primary reason for acquiring First Lancaster was to strengthen its position in the primary market area it serves, and at the same time leverage its capital with an acquisition that provides an opportunity to increase shareholder value through economies from the combined operations with the merger of First Lancaster into the Bank. The consolidated statement of income for the year ended December 31, 2001 includes the combined operations resulting from the merger for the period June 1, 2001 through December 31, 2001. The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities included in the purchase are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,144,080 was allocated to goodwill, which was amortized over 15 years using the straight-line method through December 31, 2001.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                      At May 31, 2001,
                                                      ---------------
                                                      (in thousands)
                    Cash and investments...............  $ 5,190
                    Loans, net (1).....................   47,846
                    Real estate owned..................      855
                    Goodwill...........................    1,144
                    Office property and equipment......      708
                    Other assets.......................      354
                                                         -------
                         Total assets acquired.........   56,097
                                                         -------

                    Deposits (2).......................   31,572
                    FHLB Advances (2)..................   10,053
                    Other liabilities..................      776
                                                         -------
                         Total liabilities assumed.....   42,401
                                                         -------

                         Net assets acquired...........  $13,696
                                                         =======
          ___________
          (1) The estimated fair value associated with the acquisition of Loans, net includes an increase of $645,000 relative to the value carried on the books of First Lancaster.
          (2) The estimated fair values associated with the assumption of Deposits and of FHLB Advances include a $789,000 and an $82,000 increase relative to the value carried on the books of First Lancaster, respectively.

LENDING ACTIVITIES

     GENERAL. Central Kentucky Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied one- to four-family residential properties in its primary market area. To a lesser extent, the Bank originates multi-family residential and non-residential real estate loans. The Bank also originates commercial non-mortgage loans and consumer loans.

     The Bank has sought to build an interest rate-sensitive loan portfolio by originating adjustable rate mortgage loans ("ARMs"). As of December 31, 2001, ARM's total $92.1 million, or 79.9%, of the mortgage loan portfolio. ARMs originated by Central Kentucky Federal have an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and 6% over the life of the loan. Through the acquisition of the net assets of First Lancaster during 2001, the mortgage loan portfolio of the Bank contains ARM's that adjust periodically to the one-year Treasury Constant Maturity Index. At December 31, 2001, such loans had a balance of $26.3 million, or 22.8% of the mortgage loan portfolio. All mortgage loans, whether fixed rate or adjustable rate, originated by the Bank are retained in its loan portfolio.

     The retention of ARMs in the portfolio helps reduce the Bank's exposure to an increase in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. Although ARMs allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceilings contained in ARM contracts. Accordingly, there can be no assurance that yields on the Bank's ARMs will adjust sufficiently to compensate for increase in its cost of funds. The Bank intends to continue actively monitoring the interest rate environment, prepayment activity, interest rate risk and other factors in developing its strategy with respect to the volume and pricing of its fixed-rate loans and in its lending activities generally.

     The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Bank originated $3.9 million in fixed-rate mortgage loans during the year ended December 31, 2001. See "-- One- to Four-Family Real Estate Lending."

     Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 2001, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.6 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.6 million.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2001, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                              At December 31,
                                                            ------------------------------------------------------
                                                                         2001                      2000
                                                            ---------------------         ------------------------
                                                            Amount            %           Amount              %
                                                            ------          -----         ------            ------
                                                                             (Dollars in thousands)
Real estate mortgage loans:
  One- to four-family residential (1).....................  $   96,856     76.01%           $  54,446       76.10%
  Multi-family residential................................       1,479      1.16                  848        1.18
  Non-residential.........................................      20,492     16.08                9,791       13.68

Commercial non-mortgage loans.............................       3,408      2.68                1,092        1.53

Consumer loans:
  Home equity loans, secured by mortgage..................       1,025       .80                1,159        1.62
  Secured by deposits.....................................         475       .37                  458         .64
  Other...................................................       3,690      2.90                3,755        5.25
                                                            ----------     -----            ---------     -------
                                                               127,425    100.00%              71,549      100.00%
                                                                          ======                           ======
Less:
  Loans in process........................................       3,432                            848
  Deferred loan fees......................................          46                             70
  Allowance for loan losses...............................         458                            186
                                                            ----------                      ---------
     Loans receivable, net................................  $  123,489                      $  70,445
                                                            ==========                      =========

____________
(1) Includes construction loans that convert to permanent loans totaling $4,820,000 and $2,747,000 at December 31, 2001 and 2000, respectively, and includes construction loans without a conversion feature totaling $6,968,000 at December 31, 2001.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below. The tables below exclude deferred loan origination fees and the allowance for loan losses, which are netted against outstanding loan balances at December 31, 2001.

                                                          Due After
                                   Due Within             1 Through             Due After
                                 One Year After         5 Years After         5 Years After
                                December 31, 2001     December 31, 2001     December 31, 2001         Total
                                -----------------     -----------------     -----------------        -------
                                                       (In thousands)
Real estate mortgage:
  One- to four-family residential..  $    4,224           $   1,140           $   88,667          $   94,031
  Multi-family residential and
    non-residential................       5,798               1,359               14,207              21,364
Commercial non-mortgage............       2,762                 218                  428               3,408
Consumer...........................       3,583               1,508                   99               5,190
                                     ----------           ---------           ----------          ----------
    Total..........................  $   16,367           $   4,225           $  103,401          $  123,993
                                     ==========           =========           ==========          ==========

     The following table sets forth at December 31, 2001, the dollar amount of all loans due one year or more after December 31, 2001 which have predetermined interest rates or have floating or adjustable interest rates.

                                                      Predetermined       Floating or
                                                           Rate         Adjustable Rates           Total
                                                     ----------------   ----------------        ----------
                                                                         (In thousands)
Real estate mortgage:
  One- to four-family residential..................  $     15,211         $     74,596        $    89,807
  Multi-family residential and non-residential.....         1,496               14,070             15,566
Commercial non-mortgage............................           101                  545                646
Consumer...........................................           452                1,155              1,607
                                                     ------------         ------------        -----------
   Total...........................................  $     17,260         $     90,366        $   107,626
                                                     ============         ============        ===========

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, "due-on-sale" clauses in mortgage loans generally give the Bank the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are a means of increasing the rate on existing mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     ONE- TO FOUR-FAMILY REAL ESTATE LENDING. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At December 31, 2001, $96.9 million, or 76.0%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were primarily single-family residences located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property. The Bank offers 20-year term fixed-rate mortgage loans and adjustable rate mortgage loans.

     The Bank offers three types of residential adjustable rate mortgage loans, all of which are tied to the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders index. The ARMs' adjustment periods offered are one, three, or five years, with interest rate adjustments of not more than 2% per year and a limit on adjustments over the life of the loan of not more than 6%. The Bank's adjustable rate residential mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option usually without penalty.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties and/or used for refinancing purposes is also 80%. The Bank does originate some adjustable rate loans on owner occupied single-family residences with loan-to-value ratios as high as 89.9%. For those loans with a loan-to-value ratio in excess of 80%, the Bank charges an additional 0.5% over the otherwise available interest rate plus a loan fee of 0.5% rather than the normal fee of $350.

     The Bank also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 20 years. The Bank originated $3.9 million in fixed-rate single-family mortgage loans with a maximum term of 20 years during 2001. Fixed rate loans, secured by residential or non-residential real estate, that have a remaining maturity of one or more totaled $16.7 million, or 13.1%, of the Bank's gross loan portfolio at December 31, 2001. All such loans were held as long-term investments and none were held for sale.

     CONSTRUCTION LENDING. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and, to a lesser extent, for construction of multi-family and non-residential properties. These properties are primarily located in the Bank's market area. At December 31, 2001, the Bank's loan portfolio included $11.8 million of gross loans secured by properties under construction, of which $4.8 million were construction/permanent loans structured to become permanent loans upon the completion of construction. The remaining $7.0 million of loans secured by properties under construction contain no conversion-to-permanent feature and have an original maturity of six months to one year. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and monthly payments start being paid one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a Construction Loan Agreement with the Bank. Construction loans that have six month to one year maturities require interest only payments during the construction loan period. A significant percentage of these loans will refinance into permanent real estate loans originated by the Bank.

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

     MULTI-FAMILY AND NON-RESIDENTIAL REAL ESTATE LENDING. The multi-family and non-residential real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and non-residential real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. The Bank has also purchased non-residential real estate loans from a commercial bank in New Albany, Indiana and, to a lesser extent, from a commercial bank in the local market area. During 2001, $2.8 million in non-residential real estate loans were purchased. At December 31, 2001, such purchased loans totaled $3.3 million. The Bank's portfolio of multi-family and non-residential real estate loans, including those both originated and purchased, totaled, at December 31, 2001, $22.0 million, or 17.2%, of its gross loan portfolio.

     Multi-family and non-residential real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for multi-family residential units and non-residential property. To minimize these risks, the Bank generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining such real estate loans. Substantially all of the properties securing the Bank's multi-family and non-residential real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations. If such loans later become delinquent, the Bank contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings.

     CONSUMER AND COMMERCIAL NON-MORTGAGE LENDING. The Bank does not emphasize consumer or commercial non-mortgage lending although it does originate such loans on a regular basis. Consumer loans and commercial non-mortgage loans are originated on a secured and unsecured basis and generally require a pre-existing relationship with the Bank. Secured personal consumer loans may be collateralized by certificates of deposits issued by the Bank, marketable common stock, automobiles, or other chattel. Also, included as consumer lending is open ended home equity lines of credit, which generally will be secured by a second mortgage on single family residential property on which the Bank has a first mortgage. At December 31, 2001, consumer loans amounted to $5.2 million, or 4.1% of the Bank's gross loan portfolio. Commercial non-mortgage loans may be secured by vehicles used in business or by inventory or equipment of the business. These loans are made on a limited basis and only to businesses in the local market. Generally, personal guarantees of well established individuals are required. The Bank has also purchased in 2001 from a commercial bank in New Albany, Indiana, a commercial non-mortgage loan totaling $1.6 million. At December 31, 2001, commercial non-mortgage loans amount to $3.4 million, or 2.7% of the Bank's gross loan portfolio.

     Consumer loans and commercial non-mortgage loans generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer and commercial non-mortgage loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The Bank's risks associated with consumer and non-mortgage loans are further minimized by the modest amount of such loans made by the Bank.

     LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources. Residential mortgage, consumer and other loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. Loan applications may be taken by the President, Vice President of Lending, or other authorized loan officers of the Bank, and are then submitted to the Bank's Loan Committee consisting of the President, Vice President of Lending and two members of the Board of Directors. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. All mortgage loans are required to be presented to the Loan Committee for final approval. All unsecured consumer and commercial non-mortgage loans over $50,000 must be approved by the Board of Directors. Consumer and commercial non-mortgage loans less than $50,000 may be approved by the President and Vice President of Lending, or individually if less than $25,000, and are presented at the next meeting of the Board of Directors for ratification.

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

                                                                          Year Ended December 31,
                                                                       ---------------------------
                                                                         2001               2000
                                                                       --------           --------
                                                                             (In thousands)
         Loans originated
           Real estate mortgage:
             Construction............................................  $   11,685         $   4,196
             One- to four-family.....................................      18,514             9,342
             Multi-family residential................................         841                --
             Non-residential.........................................       1,041             4,312
           Commercial non-mortgage...................................       1,501             1,024
           Consumer..................................................       6,955             3,749
                                                                       ----------         ---------
               Total loans originated................................  $   40,537         $  22,623
                                                                       ==========         =========

         Loans purchased  (1):
           Real estate loans:
             Non-residential.........................................  $    2,833         $     947
           Commercial non-mortgage...................................       1,600                --
                                                                       ----------         ---------
               Total loans purchased.................................  $    4,433         $     947
                                                                       ==========         =========

          ____________
          (1) Does not include $47,201,000 in loans acquired in the year ended December 31, 2001 through the purchase of First Lancaster.

     The Bank has not sold any of the loans that it has originated. The Bank does service two non-residential mortgage loans totaling $567,000. The servicing of such loans was acquired through the purchase of First Lancaster.

     In the future, the Bank expects to continue to supplement its own loan originations, particularly during periods of slower local loan demand, with relatively modest volumes of purchased loans. Management will closely monitor purchased loans and will require that the loans meet the Bank's underwriting policies.

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

     In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and fees for miscellaneous services related to its loans. The Bank charges a processing fee for its adjustable rate mortgage loans and fixed-rate mortgage loans. All fee income is recognized by the Bank in accordance with guidelines established by Statement of Financial Accounting Standards ("SFAS") No. 91.

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 2001, the Bank had received $46,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 2001, management had no assets classified as special mention, $2.1 million of assets classified as substandard, no assets classified as doubtful and no assets classified as loss. For additional information, see "-- Non-Performing Loans and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

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

     Accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 4 of Notes to Consolidated Financial Statements. At December 31, 2001, the Bank had identified impaired loans, as defined by SFAS No. 114, totaling $41,000 for which no allowance for loss has been provided.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                  2001                2000
                                                                ----------          ---------
                                                                   (Dollars in thousands)
       Balance at beginning of period.........................  $      186          $     155
                                                                ----------          ---------

       Loans charged-off......................................          24                  5
       Recoveries.............................................          --                 --
                                                                ----------          ---------
           Net loans charged-off..............................          24                  5
                                                                ----------          ---------

       Provision for loan losses..............................          50                 36
       Balance recorded in acquisition of First Lancaster.....         246                 --
                                                                ----------          ---------
       Balance at end of period...............................  $      458          $     186
                                                                ==========          =========

       Ratio of net charge-offs to average
           loans outstanding during the period................        .023%             .008%
                                                                ==========          ========

       Ratio of allowance for loan losses
           to non-performing loans............................       21.37%            32.63%
                                                                ==========          ========

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

                                                                        At December 31,
                                                    --------------------------------------------------------
                                                           2001                           2000
                                                    -----------------------         ------------------------
                                                                Percent of                      Percent of
                                                                 Loans in                        Loans in
                                                               Category to                     Category to
                                                    Amount     Total Loans          Amount     Total Loans
                                                    ------     -----------          ------     -----------
                                                                     (Dollars in thousands)
       Real estate mortgage loans (1):
         One- to four-family residential........... $     458       76.01%          $    186       76.10%
         Multi-family residential..................       --         1.16                 --        1.18
         Non-residential...........................       --        16.08                 --       13.68
       Commercial non-mortgage loans...............       --         2.68                 --        1.53
       Consumer loans (2)..........................       --         4.07                 --        7.51
                                                    --------       ------           --------      ------
             Total allowance for loan losses....... $    458       100.00%          $    186      100.00%
                                                    ========       ======           ========      ======
        _______________
        (1)    Includes construction loans.
        (2)    Includes home equity loans and loans secured by deposits.

     NON-PERFORMING LOANS AND OTHER PROBLEM ASSETS. Management reviews the Bank's loans on a regular basis. The policy of the Bank is to classify in a non-accrual status any mortgage loan which is past due 90 days or more, and whose loan balance plus accrued interest exceeds 90% of the estimated loan collateral value. Consumer and commercial loans not secured by real estate are charged off, or any expected loss is reserved after they become more than 90 days past due.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                              At December 31,
                                                                       ----------------------------
                                                                         2001                2000
                                                                       --------            --------
                                                                          (Dollars in thousands)
      Loans accounted for on a non-accrual basis: (1)
         Real estate mortgage:
           One- to four-family residential...........................  $     332          $     194
           Multi-family residential and non-residential..............         --                 --
         Commercial non-mortgage.....................................         --                 --
         Consumer....................................................         41                 28
                                                                       ---------          ---------
               Total.................................................  $     373          $     222
                                                                       ---------          ---------

       Accruing loans which are contractually past due 90
        days or more:
         Real estate mortgage:
           One- to four family residential...........................  $   1,740          $     348
           Multi-family residential and non-residential..............         --                 --
         Commercial non-mortgage.....................................         --                 --
         Consumer....................................................         30                 --
                                                                       ---------          ---------
               Total.................................................  $   1,770          $     348
                                                                       ---------          ---------

               Total of non-accrual and 90 days past due loans.......  $   2,143          $     570
                                                                       =========          =========

       Percentage of loans receivable, net...........................       1.74%               .81%
                                                                       =========          =========

       Other non-performing assets (2)...............................  $      10          $      --
                                                                       =========          =========

       Restructured loans............................................  $      --          $      --
                                                                       =========          =========

      ________________
     (1) Non-accrual status denotes any mortgage loan past due 90 days or more and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due, whose principal and accrued interest exceeds 90% of the fair value of the collateral. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
     (2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the fair market value, net of any selling expenses.

     During the year ended December 31, 2001, additional interest income of $18,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the year ended December 31, 2001 was $14,000.

     At December 31, 2001, there were no loans identified by management, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

INVESTMENT SECURITIES

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock. The Bank maintains a reasonable level of liquid assets which may be invested in cash and specified securities.

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

     It is management's intention, and the Bank has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, the Company classifies marketable equity securities as investment securities held for sale. Investment securities in this classification are recorded at market value. At December 31, 2001, the unrealized holding gains of $496,000, less the applicable deferred tax of $169,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 3 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                                At December 31,
                                                                       ----------------------------
                                                                          2001               2000
                                                                       ----------         ---------
                                                                          (Dollars in thousands)
       Investment securities available for sale:
         FHLMC capital stock..........................................  $   2,137         $     536
                                                                        ---------         ---------
             Total investment securities available for sale...........  $   2,137         $     536
                                                                        =========         =========

       Investment securities held to maturity:
         U.S. government and agency securities........................  $   1,495         $   1,000
         Mortgage-backed securities...................................        167                72
         FHLB stock...................................................      1,591               639
                                                                        ---------         ---------
             Total investment securities held to maturity.............  $   3,253         $   1,711
                                                                        =========         =========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 2001.


                                                 One Year or Less       One to Five Years       Five to Ten Years
                                               -------------------    --------------------    --------------------
                                               Carrying    Average    Carrying     Average    Carrying     Average
                                                 Value      Yield      Value        Yield      Value        Yield
                                               --------    -------    -------      -------    -------      -------
Investment securities available for sale:
    FHLMC securities.......................... $ 2,137      1.22%     $    --        -- %      $   --        -- %
                                               -------                -------                  ------
Investment securities held-to- maturity:
    U.S. Government and agency
      securities..............................     500      5.68          995       5.40           --        --
    Mortgage-backed securities................      --        --            3       8.48          157      7.27
    FHLB stock................................      --        --           --         --           --        --
                                               -------                -------                  ------
        Total.................................     500      5.68          998       5.41          157      7.27
                                               -------                -------                  ------
Total investment securities................... $ 2,637      2.07      $   998       5.41       $  157      7.27
                                               =======                =======                  ======

                                                  More than Ten Years       Total Investment Portfolio
                                                  -------------------     -------------------------------
                                                  Carrying     Average    Carrying     Market     Average
                                                    Value       Yield      Value       Value      Yield
                                                  --------     -------    --------     -----     --------
Investment securities available for sale:
    FHLMC securities..........................    $     --        -- %     $ 2,137    $ 2,137     1.22%

Investment securities held-to- maturity:
    U.S. Government and agency
      securities..............................          --        --         1,495      1,540     5.50
    Mortgage-backed securities................           7     12.71           167        175     7.53
    FHLB stock................................       1,591      5.25         1,591      1,591     5.25
                                                  --------                 -------    -------
        Total.................................       1,598      5.28         3,253      3,306     5.48
                                                  --------                 -------    -------
Total investment securities...................    $  1,598      5.28       $ 5,390    $ 5,443     3.79
                                                  ========                 =======    =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

     DEPOSITS. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement savings accounts and certificates of deposit ranging in term from three months to five years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

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

     Deposits in the Bank as of December 31, 2001 were represented by the various types of savings described below.

Interest      Minimum                                                     Minimum                    Percentage of
Rate (1)        Term                      Category                         Amount        Balances    Total Deposits
--------      --------                    --------                        --------       --------    --------------
                                                                                       (In thousands)
   -- %        None                 Demand Deposit Accounts               $     100    $     992            .87%
 2.00          None                 Passbook and Statement Savings                1        4,644           4.09
 2.00          None                 NOW Accounts                                 50        4,248           3.74
 2.25          None                 Super NOW Accounts                        2,500          137            .12
 2.85          None                 Money Market Deposit Accounts             2,500        6,518           5.74

                                    Certificates of Deposit
                                    -----------------------

 3.30          91-day               Fixed-Term, Fixed-Rate                      500        1,485           1.31
 3.72          182-day              Fixed-Term, Fixed-Rate                      500        8,519           7.50
 4.45          9-month              Fixed-Term, Fixed-Rate                      500        4,116           3.62
 4.88          12-month             Fixed-Term, Fixed-Rate                      500       20,828          18.33
 4.83          14-month             Fixed-Term, Fixed Rate                      500        4,586           4.03
 5.00          18-month             Fixed-Term, Fixed-Rate                      500        9,556           8.41
 5.72          18-month             18 month IRA Accounts                       500        6,364           5.60
 5.78          24-month             Fixed-Term, Fixed-Rate                      500       13,807          12.15
 6.13          30-month             Fixed-Term, Fixed-Rate                      500        6,942           6.11
 5.83          36-month             Fixed-Term, Fixed-Rate                      500        5,983           5.26
 5.53          42-month             Fixed-Term, Fixed-Rate                      500          643            .57
 5.90          48-month             Fixed-Term, Fixed-Rate                      500        1,199           1.05
 6.38          60-month             Fixed-Term, Fixed-Rate                      500       12,573          11.06
                                                                                       ---------        -------
                                                                                         113,140          99.56
   Unamoritized fair market value adjustment related to
     First Lancaster deposits assumed                                                        502            .44
                                                                                       ---------        -------
                                                                                       $ 113,642         100.00%
                                                                                       =========        =======

__________
(1)  Represents weighted average interest rate.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                                       At December 31,
                                                     -----------------------------------------------------
                                                             2001                            2000
                                                     ---------------------        ------------------------
                                                     Interest-                    Interest-
                                                     Bearing                      Bearing
                                                     Demand         Time          Demand            Time
                                                     Deposits     Deposits        Deposits        Deposits
                                                     --------     --------        --------        --------
                                                                     (Dollars in thousands)
Average balance.................................... $  15,175     $ 78,463        $  11,241     $  42,176
Average rate.......................................       2.58%       5.34%            3.01%          5.75%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                             Balance at                                   Balance at
                                            December 31,      %            Increase       December 31,     %
                                                 2001       Deposits      (Decrease)          2000       Deposits
                                           ------------     --------       --------       -----------    --------
                                                                  (Dollars in thousands)
Demand Deposit Accounts................... $     992          .87%      $      323      $     669        1.23%
Passbook and Statement Savings............     4,644         4.09            1,730          2,914        5.35
NOW Accounts..............................     4,248         3.74            1,432          2,816        5.17
Super NOW Accounts........................       137          .12             (204)           341         .62
Money Market Deposit Accounts.............     6,518         5.74            3,743          2,775        5.09
91-day Certificates.......................     1,485         1.31              602            883        1.62
182-day Certificates......................     8,519         7.50            4,439          4,080        7.49
9-month Certificates......................     4,116         3.62           (3,854)         7,970       14.63
12-month Certificates.....................    20,828        18.33           15,377          5,451       10.01
14-month Certificates.....................     4,586         4.03            2,470          2,116        3.88
18-month Certificates.....................     9,556         8.41            8,446          1,110        2.04
18-month IRA Accounts.....................     6,364         5.60            1,221          5,143        9.44
24-month Certificates.....................    13,807        12.15            8,594          5,213        9.57
30 month Certificates.....................     6,942         6.11            5,205          1,737        3.20
36-month Certificates.....................     5,983         5.26            3,104          2,879        5.29
42-month Certificates.....................       643          .57              409            234         .43
48-month Certificates.....................     1,199         1.05              244            955        1.75
60-month Certificates ....................    12,573        11.06            5,389          7,184       13.19
                                           ---------       ------       ----------      ---------      ------
                                           $ 113,140        99.56       $   58,670      $  54,470      100.00%
                                                                        ==========      =========      ======
  Unamortized fair market value
    adjustment related to First
    Lancaster deposits assumed............       502          .44
                                           ---------       ------
                                           $ 113,642       100.00%
                                           =========       ======

The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                                        At December 31,
                                                 ----------------------------
                                                   2001               2000
                                                 --------           ---------
                                                          (In thousands)
 2.01 - 4.00%..................................  $   15,522        $       --
 4.01 - 6.00%..................................      53,635            19,451
 6.01 - 8.00%..................................      27,946            25,504
                                                 ----------        ----------
                                                 $   97,103        $   44,955
                                                 ==========        ==========

     The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                                            Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                          After
    Rate                          One Year        1-2 Years        2-3 Years       3 Years           Total
    ----                          --------        ---------        ---------       -------           -----
                                                           (In thousands)
2.01 -  4.00%...................  $  13,177       $    2,229     $       62      $       54       $   15,522
4.01 -  6.00%...................     33,275           14,614          4,619           1,127           53,635
6.01 -  8.00%...................     13,770            4,595          3,675           5,906           27,946
                                  ---------       ----------     ----------      ----------       ----------
                                  $  60,222       $   21,438     $    8,356      $    7,087       $   97,103
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.
                                                    Certificates
       Maturity Period                               of Deposits
       ---------------                             --------------
                                                   (In thousands)

   Three months or less...........................  $    5,322
   Over three through six months..................       4,464
   Over six through twelve months.................       9,153
   Over twelve months.............................      13,375
                                                    ----------
      Total.......................................  $   32,314
                                                    ==========


         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                   Year Ended December 31,
                                                                  -------------------------
                                                                    2001                2000
                                                                  --------            --------
                                                                        (In thousands)
       Deposits...............................................  $  122,378 (1)     $   73,206
       Withdrawals............................................      97,931             74,063
                                                                ----------         ----------
           Net increase (decrease) before interest credited...      24,447               (857)
      Interest credited.......................................       3,016              2,002
                                                                ----------         ----------
           Net increase in deposits...........................  $   27,463 (2)     $    1,145
                                                                ==========         ==========

     ___________
     (1) Does not include $31,207,000 in deposits acquired in purchase of First Lancaster.
     (2) Does not reflect $502,000 of unamortized fair market adjustment, as of December 31, 2001, related to deposits acquired in purchase of First Lancaster.

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

                                                                       At or For the
                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                  2001                2000
                                                               -----------          ---------
                                                                   (Dollars in thousands)
       Amounts outstanding at end of period:
         FHLB advances  (1)...................................  $   10,922          $  10,557
                                                                ==========          =========
         Weighted average rate paid...........................        5.13%             6.75%

                                                                        At or For the
                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                  2001                2000
                                                               -----------          ---------
                                                                   (Dollars in thousands)
       Maximum amount of borrowings outstanding
        at any month end:
         FHLB advances........................................  $   22,008          $  10,557
                                                                ==========          =========

                                                                       At or For the
                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                  2001                2000
                                                               -----------          ---------
                                                                   (Dollars in thousands)
       Approximate average borrowings outstanding
        with respect to:
         FHLB advances........................................  $   10,500          $   6,738
                                                                ==========          =========
         Approximate weighted average rate paid...............        4.43%             6.08%

     ____________
     (1) The Bank makes monthly principal and interest payments of $30,000 on fixed rate advances which had a total balance of $2,200,000 at December 31, 2001. Fixed rate advances requiring monthly interest payments totaled $8,000,000 and will mature in 2002 and 2003. A variable rate advance indexed to the 1-year treasury security with a balance of $650,000 at December 31, 2001 matures in 2015. Advances totaling $9,971,000 were assumed during the year related to the acquisition of First Lancaster. Those assumed advances created a market value adjustment which had a remaining balance of $59,000 at December 31, 2001.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 2001 the Bank was authorized to invest up to approximately $4.2 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $106,000 at December 31, 2001. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve"), pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

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

EMPLOYEES

     As of December 31, 2001, the Bank had 24 full-time employees, none of whom was represented by a collective bargaining agreement. The Bank believes that it enjoys good relations with its personnel.

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

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings bank, Central Kentucky Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS will periodically examine the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct examinations of SAIF members. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

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

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and a savings institution.

     In order to satisfy, the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2001, the Bank was in compliance with the QTL Test.

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

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2001, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings institution has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 2001, the Bank's adjusted total assets for purposes of core capital requirement were $137.6 million.

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

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 2001, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 2001, see Note 9 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule with its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The interest rate risk rule did not have a material effect on the Bank's risk based capital at December 31, 2001.

     The table below presents the Bank's capital position at December 31, 2001, relative to its various minimum regulatory capital requirements.

                                                                          At December 31, 2001
                                                                  ---------------------------------
                                                                                         Percent of
                                                                  Amount                 Assets (1)
                                                                  ------                -----------
                                                                        (Dollars in thousands)
     Tangible Capital............................................ $   9,914                7.20%
     Tangible Capital Requirement................................     2,064                1.50
                                                                  ---------               -----
        Excess .................................................. $   7,850                5.70%
                                                                  =========               =====

     Core Capital................................................ $   9,914                7.20%
     Core Capital Requirement....................................     5,504                4.00
                                                                  ---------               -----
        Excess .................................................. $   4,410                3.20%
                                                                  =========               =====

     Risk-Based Capital.......................................... $  10,699               11.36%
     Risk-Based Capital Requirement..............................     7,536                8.00
                                                                  ---------               -----
        Excess................................................... $   3,163                3.36%
                                                                  =========               =====

_______________
(1) Based upon adjusted total assets of $137.6 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $94.2 million for purposes of the risk-based capital requirements.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any savings and loan holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

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

     Under the FDIC's assessment schedule for SAIF deposit insurance, the assessment rate for well-capitalized institutions with the highest supervisory ratings are zero and institutions in the highest risk assessment classification are assessed at the rate of .027% of insured deposits. In addition, insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. Prior to December 31, 1999, SAIF-insured institutions paid FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. Since January 1, 2000, both BIF and SAIF members have been assessed at the same rate for FICO payments.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $42.8 million of transaction accounts, plus 10% on the remainder. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2001, the Bank met its reserve requirements.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The privacy provisions became effective in July 2001.

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

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act also eliminated the SAIF special reserve.

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

     Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS control of any other savings association or savings and loan holding company or substantially all the assets thereof. In addition, with certain exceptions, savings and loan associations generally may not acquire more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an undercapitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings association and transactions between the savings association and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

     OTS regulations permit federal institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal institution may not establish an out-of-state branch unless
(i) the federal institution qualifies as a Qualified Thrift Lender or as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

     The Bank Holding Company Act of 1956 authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings institution and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

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

     On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code, to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over a period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

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

     Accumulated tax bad debt reserves prior to January 1, 1988 were not required to be recaptured. These tax bad debt reserves for the Bank total approximately $2.3 million, which includes approximately $816,000 of such tax bad debt reserves related to the acquisition of First Lancaster Bancshares, Inc. These tax bad debt reserves are subject to being taxed at a later date under certain circumstances such as the Bank converting to a type of institution that is not considered a bank for tax purposes. See Note 10 of Notes to Consolidated Financial Statements.

     The Company's and the Bank's corporate federal income tax returns have not been audited in the last five years.

     STATE INCOME TAXATION. The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended December 31, 2001, the amount of such expense for the Bank was $64,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's main, branch, and loan office facilities at December 31, 2001.

                                  Year          Owned or        Square
                                 Opened          Leased         Footage       Net Book Value
                                 ------         --------        -------       ---------------
     Main Office:
     340 West Main Street
     Danville, Kentucky            1968          Owned            5,832         $   412,556

     Branch Offices:
      Ridgefield Shopping Center
      Danville, Kentucky           2000           Owned           2,304             709,427

      208 Lexington Avenue
      Lancaster, Kentucky          1988           Owned           3,918             630,299

    Loan Production  Office:
      713 Edgewood Drive
      Nicholasville, Kentucky      1997          Leased             532                --

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or its subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 13 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The consolidated financial statements contained on pages 15 through 42 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

         (a)  List of Documents Filed as Part of this Report and Exhibits
              -----------------------------------------------------------

     (1)  Financial   Statements.   The  following   financial   statements  are
incorporated by reference from Item 7 hereof:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Income for Each of the Years in the Two-Year Period Ended December 31, 2001

          Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Two-Year Period Ended December 31, 2001

          Consolidated Statements of Cash Flows for Each of the Years in the Two-Year Period Ended December 31, 2001

          Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference and is also the
Exhibit Index.

      No.         Exhibits
      ---         --------
       2          Agreement and Plan of Merger dated December 14, 2000                      *
                  by and among CKF Bancorp, Inc., Central Kentucky Federal
                  Savings Bank, First Lancaster Bancshares, Inc. and First
                  Lancaster Federal Savings Bank
       3.1        Certificate of Incorporation of CKF Bancorp, Inc.                         **
       3.2        Bylaws of CKF Bancorp, Inc.                                               ***
      10.1        CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan                    ****
      10.2 (a)    Severance Agreements between Central Kentucky Federal                     ****
                  Savings Bank and Ann L. Hooks
           (b)    Severance Agreements between CKF Bancorp, Inc. and                        ****
                  Ann L. Hooks
      10.3 (a)    Employment Agreement between Central Kentucky                             ****
                  Federal Savings Bank and John H. Stigall
           (b)    Employment Agreement between CKF Bancorp, Inc.                            ****
                  and John H. Stigall
      10.4        CKF Bancorp, Inc. Employee Recognition Plan                               ****
      13          2001 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Accountants

_________________
* Incorporated by reference to the Company's Current Report on Form 8-K filed on December 21, 2000 (File No. 0-25180).
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (Commission File No. 0-25180).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).

         (b)  Reports on Form 8-K.  None.
              -------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CKF BANCORP, INC.


March 27, 2002                        By:/s/ John H. Stigall
                                         ---------------------------------------
                                         John H. Stigall
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John H. Stigall                                               March 27, 2002
-----------------------------------------------
John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Russell M. Brooks                                            March 27, 2002
-----------------------------------------------
Russell M. Brooks
Vice President and Chief Financial Officer
(Principal Financial Officer and
  Principal Accounting Officer)


-----------------------------------------------
Jack L. Bosley, Jr.
Director

/s/ W. Irvine Fox, Jr.                                           March 27, 2002
-----------------------------------------------
W. Irvine Fox, Jr.
Director

/s/ William H. Johnson                                           March 27, 2002
-----------------------------------------------
William H. Johnson
Director

/s/ W. Banks Hudson, III                                         March 27, 2002
-----------------------------------------------
W. Banks Hudson, III
Director

/s/ Yvonne York Morley                                           March 27, 2002
-----------------------------------------------
Yvonne York Morley
Director

/s/ Warren O. Nash                                               March 27, 2002
-----------------------------------------------
Warren O. Nash
Director

/s/ Virginia R. S. Stump                                         March 27, 2002
-----------------------------------------------
Virginia R. S. Stump
Director