Form 10QSB
period 2002-03-31
CKF BANCORP INC
filed 2002-05-13
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180

                                CKF BANCORP, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                             61-1267810
-------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                          40422
----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:      (859) 236-4181
                                                     --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      X                 No
   ---------------           ---------------

As of May 9, 2002, 735,843 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:      Yes            No    X
                                                       -------        -------

Page 1 of 15 Pages                                  Exhibit Index at Page  n/a
                                                                           ----

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
          December 31, 2001...................................................3

         Consolidated Statements of Income for the Three-Month Periods Ended
          March 31, 2002 and 2001 (unaudited).................................4

         Consolidated Statement of Changes in Stockholders' Equity for the
          Three Month Periods Ended March 31, 2002 and 2001 (unaudited).......5

         Consolidated Statements of Cash Flows for the Three-Month Periods
          Ended March 31, 2002 and 2001 (unaudited)...........................6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14
Item 2.  Changes in Securities and Use of Proceeds...........................14
Item 3.  Defaults Upon Senior Securities.....................................14
Item 4.  Submission of Matters to a Vote of Security Holders.................14
Item 5.  Other Information...................................................14
Item 6.  Exhibits and Reports on Form 8-K....................................14

SIGNATURES

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                              AS OF               AS OF
                                                                             MARCH 31,          DECEMBER 31,
                                                                               2002                 2001
                                                                         ---------------       --------------
                                                                            (Unaudited)
ASSETS

Cash and due from banks                                                  $     1,474,368       $   1,653,515
Interest bearing deposits                                                      9,255,220           3,867,477
Investment securities:
   Securities available-for-sale                                               2,070,425           2,136,749
   Securities held-to-maturity                                                 1,646,042           1,662,518
FHLB Stock                                                                     1,608,500           1,590,900
Loans receivable, net                                                        123,491,398         123,488,713
Accrued interest receivable                                                    1,025,381             997,077
Real estate owned                                                                 60,802                  --
Office property and equipment, net                                             2,031,643           2,054,217
Goodwill, net of amortization of $44,492                                       1,099,588           1,099,588
Prepaid federal income tax                                                       160,595             369,027
Other assets                                                                     153,975             183,010
                                                                         ---------------       -------------

       Total assets                                                      $   144,077,937       $ 139,102,791
                                                                         ===============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   118,577,773       $ 113,642,079
Advances from Federal Home Loan Bank                                          10,862,159          10,921,675
Accrued interest payable                                                          84,161              58,605
Advance payment by borrowers for taxes and insurance                              87,591              40,482
Deferred federal income tax                                                      764,223             832,431
Other liabilities                                                                624,611             604,717
                                                                         ---------------       -------------

     Total liabilities                                                       131,000,518         126,099,989
                                                                         ---------------       -------------

Commitments and contingencies

Preferred stock, 100,000 shares, authorized and unissued
Common stock, $.01 par value, 4,000,000 shares authorized;
   655,031 and 651,083, issued and outstanding at March 31,
   2002 and December 31, 2001, respectively                                       10,000              10,000
Additional paid-in capital                                                     9,531,644           9,555,941
Retained earnings, substantially restricted                                    8,800,967           8,727,481
Accumulated other comprehensive income                                           283,343             327,117
Treasury stock, 264,157 and 261,085 shares, respectively, at cost             (4,354,309)         (4,301,010)
Incentive Plan Trust, 40,600 and 46,100 shares, respectively, at cost           (792,106)           (899,411)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (402,120)           (417,316)
                                                                         ----------------      -------------

     Total stockholders' equity                                               13,077,419          13,002,802
                                                                         ---------------       -------------

     Total liabilities and stockholders' equity                          $   144,077,937       $ 139,102,791
                                                                         ===============       =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                FOR THE THREE-MONTH PERIODS
                                                                                       ENDED MARCH 31
                                                                                    2002              2001
                                                                                -------------    -------------
INTEREST INCOME:
   Interest on loans                                                            $   2,288,086    $   1,491,563
   Interest and dividends on investments                                               48,212           31,489
   Other interest income                                                               32,073           27,940
                                                                                -------------    -------------
      Total interest income                                                         2,368,371        1,550,992
                                                                                -------------    -------------
INTEREST EXPENSE:
   Interest on deposits                                                             1,250,797          860,945
   Other interest expense                                                             127,540           74,852
                                                                                -------------    -------------
      Total interest expense                                                        1,378,337          935,797
                                                                                -------------    -------------

NET INTEREST INCOME                                                                   990,034          615,195
   Provision for loan losses                                                           30,000            9,000
                                                                                -------------    -------------
      Net interest income after provision for loan losses                             960,034          606,195
                                                                                -------------    -------------
NON-INTEREST INCOME:
   Loan and other service fees                                                         43,557           34,237
   Gain on foreclosed real estate                                                         953               --
   Other non-interest income, net                                                       2,223            5,306
                                                                                -------------    -------------
      Total non-interest income                                                        46,732           39,543
                                                                                -------------    -------------
NON-INTEREST EXPENSE:
   Compensation and benefits                                                          290,251          159,690
   Occupancy expense, net                                                              52,391           26,136
   Data processing                                                                     56,616           36,091
   Legal and professional fees                                                         16,637           17,487
   State franchise tax                                                                 33,668           18,509
   Other non-interest expense                                                          78,459           29,763
                                                                                -------------    -------------
      Total non-interest expense                                                      528,022          287,676
                                                                                -------------    -------------

Income before income tax expense                                                      478,744          358,062

Provision for income taxes                                                            162,773          124,673
                                                                                -------------    -------------

Net income                                                                      $     315,971    $     233,389
                                                                                =============    =============

Basic earnings per common share                                                 $         .48    $         .36
                                                                                =============    =============

Diluted earnings per common share                                               $         .48    $         .36
                                                                                =============    =============

Weighted average common shares outstanding during the period                          652,134          637,562
                                                                                =============    =============

Weighted average common shares outstanding after dilutive effect
   during the period                                                                  659,760          637,562
                                                                                =============    =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                  ADDITIONAL                             OTHER
                                     COMMON         PAID-IN          RETAINED        COMPREHENSIVE           TREASURY
                                      STOCK         CAPITAL          EARNINGS            INCOME               STOCK
                                    ----------    ------------     --------------    ---------------      ---------------
Balance, December 31, 2000           $ 10,000     $ 9,578,665        $ 8,091,071          $ 348,909        $ (4,136,260)

Comprehensive income:
  Net income                                                             233,389
  Other  comprehensive  loss,
    net of tax                                                                              (11,776)

    Unrealized loss on securities
Total comprehensive income

Dividend declared                                                      (203,643)

ESOP shares earned                                      4,509

Purchase of common  stock,
 12,000 shares                                                                                                 (164,750)
                                     --------     -----------       ------------          ---------       -------------

Balance, March 31, 2001              $ 10,000     $ 9,583,174       $  8,120,817          $ 337,133        $ (4,301,010)
                                     ========     ===========       ============          =========        ============


Balance, December 31, 2001           $ 10,000     $ 9,555,941        $ 8,727,481          $ 327,117        $ (4,301,010)

Comprehensive income:
  Net income                                                             315,971
  Other  comprehensive  loss,
    net of tax                                                                              (43,774)

    Unrealized loss on securities
Total comprehensive income

Dividend declared                                                      (242,485)

ESOP shares earned                                     10,821

Purchase  of common  stock,
 3,072 shares                                                                                                   (53,299)

Shares  issued  upon  exercise
 of options                                           (35,118)
                                     --------     -----------       ------------         ----------        ------------

Balance, March 31, 2002              $ 10,000     $ 9,531,644       $  8,800,967         $  283,343        $ (4,354,309)
                                     ========     ===========       ============         ==========        ============

                                     INCENTIVE            UNEARNED         TOTAL
                                       PLAN                 ESOP          STOCKHOLDERS'
                                       TRUST               SHARES           EQUITY
                                    -------------       ------------    --------------
Balance, December 31, 2000           (1,093,433)        $ (472,086)      $ 12,326,866

Comprehensive income:
  Net income                                                                  233,389
  Other  comprehensive  loss,
    net of tax                                                                (11,776)
                                                                             --------
    Unrealized loss on securities
Total comprehensive income                                                    221,613

Dividend declared                                                           (203,643)

ESOP shares earned                                           15,788            20,297

Purchase of common  stock,
 12,000 shares                                                               (164,750)
                                    ------------        -----------      ------------

Balance, March 31, 2001              (1,093,433)        $ (456,298)      $ 12,200,383
                                    ===========         ==========       ============


Balance, December 31, 2001          $  (899,411)        $ (417,316)      $ 13,002,802

Comprehensive income:
  Net income                                                                  315,971
  Other  comprehensive  loss,
    net of tax                                                                (43,774)
                                                                             --------
    Unrealized loss on securities
Total comprehensive income                                                    272,197

Dividend declared                                                            (242,485)

ESOP shares earned                                          15,196             26,017

Purchase  of common  stock,
 3,072 shares                                                                 (53,299)

Shares  issued  upon  exercise
 of options                             107,305                                72,187
                                    -----------         ----------       ------------

Balance, March 31, 2002             $  (792,106)        $ (402,120)      $ 13,077,419
                                    ===========         ==========       ============


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE THREE-MONTH PERIODS
                                                                                      ENDED MARCH 31
                                                                                    2002              2001
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $    315,971      $   233,389
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Amortization of discounts and premiums on investments                                (617)           1,324
    Federal Home Loan Bank stock dividends                                            (17,600)         (11,400)
    Amortization of premiums on loans                                                  25,578               --
    Amortization of deferred loan origination fees                                     (2,439)          (2,852)
    Provision for losses on loans                                                      30,000            9,000
    ESOP benefit expense                                                               26,017           20,297
    Provision for depreciation                                                         33,309           21,443
    Amortization of premiums on deposits and FHLB advances                            (96,889)              --
    Change in:
      Accrued interest receivable                                                     (28,304)         (26,376)
      Other assets                                                                     29,035          (68,895)
      Accrued interest payable                                                         25,556          (34,530)
      Other liabilities                                                                19,895           37,271
      Federal income taxes                                                            162,773          103,131
                                                                                -------------      -----------
        Net cash provided by operating activities                                     522,285          281,802
                                                                                -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayments on mortgage back securities                                     17,093           70,356
  Loan originations and principal payment on loans, net                              (116,626)      (2,376,068)
  Purchase of government agency bonds                                                      --         (992,468)
  Purchase of office equipment                                                        (10,735)              --
  Acquisition cost                                                                         --          (81,953)
                                                                                -------------      -----------
        Net cash (used) by investing activities                                      (110,268)      (3,380,133)
                                                                                --------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts                                       4,808,925          723,965
  Net increase (decrease) in certificates of deposit                                  215,541       12,596,254
  Payments on FHLB advances                                                           (51,399)      (7,514,302)
  Net increase (decrease) in custodial accounts                                        47,109           35,584
  Proceeds from the exercise of stock options                                          72,187               --
  Purchase of treasury stock                                                          (53,299)        (164,750)
  Payment of dividends to shareholders                                               (242,485)        (203,643)
                                                                                -------------      -----------
        Net cash provided (used) by financing activities                            4,796,579        5,473,108
                                                                                -------------      -----------

Increase (decrease) in cash and cash equivalents                                    5,208,596        2,374,777
Cash and cash equivalents, beginning of period                                      5,520,992        3,266,707
                                                                                -------------      -----------
Cash and cash equivalents, end of period                                        $  10,729,588     $  5,641,484
                                                                                =============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for income taxes                                                    $          --     $     21,542
                                                                                =============     ============
  Cash paid for interest                                                        $   1,449,670     $    970,328
                                                                                =============     ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  ESOP stock released                                                           $      26,016     $     20,297
                                                                                =============     ============
  Real estate owned acquired by foreclosure                                     $      60,802     $     93,333
                                                                                =============     ============

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002.

2.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                            MARCH 31, 2002
                             ---------------------------------------------------------------------------------
                                                               FOR CAPITAL                 TO BE WELL
                                                            ADEQUACY PURPOSES           CAPITALIZED UNDER
                                                                                        PROMPT CORRECTIVE
                                                                                        ACTION PROVISIONS
                             -------------------------   -------------------------  --------------------------
                                      ACTUAL                     REQUIRED                    REQUIRED
                             -------------------------   -------------------------  --------------------------
                                AMOUNT        %             AMOUNT        %            AMOUNT         %
                             -------------------------   -------------------------  --------------------------
Core capital                     $ 10,259    7.2%              $5,702    4.0%             $8,552    6.0%
Tangible capital                   10,259    7.2%               5,702    4.0%                n/a    n/a
Total Risk based capital           11,030   11.5%               7,697    8.0%              9,621   10.0%
Tier 1 Risk based capital          10,259   10.7%                 n/a    n/a               4,811    5.0%

3.   DIVIDENDS

     A cash dividend of $0.35 per share was paid on February 11, 2002 to stockholders of record as of January 28, 2002. The total dividends paid by the Company for the quarter ended March 31, 2002 amounted to $242,485.

4.   COMMON STOCK

     The Company purchased 3,072 shares of treasury stock at a cost of $53,299 during the three months ended March 31, 2002. In addition, the Company issued 5,500 shares of stock at a price of $13.13 per share, or total proceeds of $72,187, related the exercise of stock options during the three month period.

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

     The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, May 31, 2001. The net assets acquired at May 31, 2001 totaled $13.7 million, with total assets amounting to $56.1 million which includes net loans of $47.8 million and goodwill of $1.1 million and with total liabilities assumed amounting to $42.4 million which included deposits of $31.6 million and FHLB advances of $10.1 million. Fair value adjustments on the assets and liabilities included in the purchase are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,144,080 was allocated to goodwill and was amortized over 15 years using the straight-line method through December 31, 2001 (See Note 6).

6.   GOODWILL

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 pertains to business combinations initiated after June 30, 2001 and requires all business combinations after this date to be accounted for using the purchase method of accounting. The Statement further provided that goodwill recorded in purchase accounting transactions occurring prior to June 30, 2001 would continue to be amortized against earnings until the effective date of Statement No. 142. Statement No. 142 pertains to the accounting for goodwill and other intangible assets and is effective for the Company beginning January 1, 2002. Beginning in January 2002, the Company is required to cease amortizing goodwill. In accordance with Statement No. 142, and subsequent to the effective date, the Company is required to test the goodwill carrying value for impairment at the reporting unit level, which is the operating segment or component of the business identified with the goodwill. If the carrying amount of goodwill exceeds the implied goodwill determined as a result of the test then an impairment loss is immediately recognized for the excess amount. Further, after the initial evaluation of goodwill, the Company must annually evaluate the recorded goodwill for impairment. For the three-month period ended March 31, 2002, the Company did not record any loss due to the impairment of goodwill, and the carrying value of goodwill at March 31, 2002 totals $1,099,588.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated and projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets increased approximately $5.0 million, from $139.1 million at December 31, 2001 to $144.1 million at March 31, 2002. The net increase in assets includes a $5.2 million, or 94.3%, increase in cash and interest-bearing deposits, a $2,000 increase in net loans receivable and a decrease of $83,000 in the investment security portfolio. The $5.0 million increase in net assets was funded by a $5.0 million growth in deposits. The high level of cash and interest-bearing deposits is expected to be temporary with funds expected to be used for repayment of maturing borrowed funds or for loan originations and purchases.

The Company's aggregate investment securities portfolio decreased $83,000, or 2.2%, to $3.7 million at March 31, 2002. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $66,000 due solely to the decrease in the market value of such securities. Other investment securities classified as securities held to maturity decreased $16,000 due to principal repayments on mortgage backed securities.

Loans receivable increased by $2,000, to $123.5 million at March 31, 2002. Originations and purchases of loans totaled $9.3 million during the three-month period ended March 31, 2002 and were offset by loan principal repayments during the period.

Deposits increased by $5.0 million, or 4.3%, to $118.6 million at March 31, 2002. This increase reflects the Company's competitively priced product line within the local market area, plus the reaction of customers to the increased risk in alternative investments as evidenced by the recent decline in the stock market indexes. Advances from the Federal Home Loan Bank decreased by $60,000, or 0.5%, to $10.9 million at March 31, 2002.

Stockholders' equity increased by $75,000, or 0.6%, to $13.1 million at March 31, 2002. The increase was due to earnings of $316,000, shares released by the Employee Stock Ownership Plan of $26,000, and shares issued upon the exercise of stock options of $72,000, which were offset by dividends paid to stockholders of $242,000, a decrease the unrealized gains on available for sale securities of $44,000 and the purchase of treasury stock of $53,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NET INCOME

Net income for the three months ended March 31, 2001 was $316,000 compared to $233,000 for the corresponding period in 2001, an increase of $83,000, or 35.4%. The increase resulted from an increase in net interest income of $375,000, plus an increase of $7,000 in non-interest income, offset by increases in provision for loan losses of $21,000, non-interest expense of $240,000 and income tax expense of $38,000. The increases in net income items were largely related to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INTEREST INCOME

Interest income totaled 6.89% of average assets for the quarter ended March 31, 2002 compared to 7.97% for the quarter ended March 31, 2001. Interest income increased $817,000, or 52.7%, to $2.4 million for the quarter ended March 31, 2002 from $1.6 million for the quarter ended March 31, 2001. The increase was due to an increase in the average earning assets of $59.8 million for the quarter ended March 31, 2002 compared to the same period in 2001 offset by a decrease of 108 basis points in the effective rate earned on interest-bearing assets for the respective periods. The increase in the average earning assets was primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INTEREST EXPENSE

Interest expense totaled $1.4 million and $936,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in interest expense of $443,000, or 47.3%, for the three months ended March 31, 2002 as compared to the same period for 2001 was due to an increase of $61.0 million in average interest-bearing liabilities for the quarter ended March 31, 2002 compared to the same period in 2001 offset by a decrease of 128 basis points, from 5.58% to 4.30%, in the interest rate paid on average interest bearing liabilities for the quarter ended March 31, 2002 compared to the same period in 2001. The increase in average interest bearing liabilities was primarily due to the acquisition of First Lancaster Bancshares on May 31, 2001.

NET INTEREST INCOME

Net interest income increased by $375,000, or 61.0%, to a total of $990,000 for the three months ended March 31, 2002 compared to $615,000 for the three months ended March 31, 2001. The increase in net interest income was attributable to increases in interest earning assets and interest costing liabilities, which were primarily due to the acquisition of First Lancaster Bancshares on May 31, 2001. The interest rate spread amounted to 2.58% and 2.39% during the three month periods ended March 31, 2002 and 2001, respectively, while the interest margin amounted to 2.88% and 3.16% during the three month periods ended March 31, 2002 and 2001, respectively.

PROVISION FOR LOAN LOSSES

The Bank established a provision for loan losses of $30,000 and $9,000 in the quarters ended March 31, 2002 and 2001, respectively. Management established the Bank's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Bank's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Bank's market area. The Company's allowance for loan losses as a percentage of total loans outstanding, net of unearned loan origination fees, totaled 0.40% at March 31, 2002 compared to 0.37% at December 31, 2001.

NON-INTEREST INCOME

Non-interest income amounted to $47,000 and $40,000 for the three months ended March 31, 2002 and 2001, respectively. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $44,000 and $34,000 for the three months ended March 31, 2002 and 2001, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $528,000 and $288,000 for the three months ended March 31, 2002 and 2001, respectively, an increase of $240,000, or 83.5%, and such expense amounted to 1.5% and 1.4% of average assets for the periods ended March 31, 2002 and 2001, respectively. The increase was due to increases in compensation and benefits of $131,000, occupancy expense of $26,000, data processing expense of $21,000, state franchise tax of $15,000, and other operating expenses of $48,000.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2002 and 2001 were $163,000 and $125,000, respectively, which as a percentage of income before income taxes was 34.0% for the three months ended March 31, 2002 and 34.8% for the same period in the prior year.

NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                              MARCH 31,           DECEMBER 31,
                                                                                2002                  2001
                                                                           -------------         -------------
Loans accounted for on a non-accrual basis:(1)
   Real estate mortgage:
     One-to-four family residential                                        $     475,618         $     332,141
     Multi-family residential, non-residential, and land                              --                    --
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                           --                40,532
                                                                           -------------         -------------
       Total                                                               $     475,618         $     373,673
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real estate mortgage:
     One-to-four family residential                                        $   1,852,683         $   1,739,818
     Multi-family residential, non-residential, and land                         424,615                    --
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                       66,890                30,100
                                                                           -------------         -------------
       Total                                                               $   2,344,188         $   1,769,918
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   2,819,806         $   2,142,591
                                                                           =============         =============
Percentage of total loans                                                           2.21%                 1.74%
                                                                           =============         =============
Other non-performing assets(2)                                             $      68,302         $       9,500
                                                                           =============         =============

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

During the three months ended March 31, 2002, additional interest income of $6,878 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the three months ended March 31, 2002 totaled $3,307.

At March 31, 2002, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at March 31, 2002.

At March 31, 2002, the Bank had outstanding commitments to originate loans totaling $2.9 million, excluding $1.6 million in unused home equity lines of credit and $1.2 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $3.6 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2002, totaled $35.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date:  May 10, 2002       /s/ John H. Stigall
                          ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date:  May 10, 2002       /s/ Russell M. Brooks
                          ------------------------------------------------------
                          Russell M. Brooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)