Form 10-Q
period 2002-06-30
CKF BANCORP INC
filed 2002-08-14
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

         For the quarterly period ended June 30, 2002.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


Commission File Number:    0-25180

                                CKF BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         DELAWARE                                                61-1267810
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                          40422
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:      (859) 236-4181
                                                     --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes     X                 No
     -------                -------

As of August 13, 2002, 735,843 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:     Yes           No    X
                                                       -------      -------

Page 1 of 17 Pages                                    Exhibit Index at Page  n/a

                                    CONTENTS


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                  and December 31, 2001.....................................3

              Consolidated Statements of Income for the Six-Month Periods
                  Ended June 30, 2002 and 2001 (unaudited) and for the Three-Month Periods Ended June 30, 2002 and 2001
                  (unaudited)...............................................4

              Consolidated Statement of Changes in Stockholders' Equity
                  for the Six Month Periods Ended June 30, 2002
                  and 2001 (unaudited)......................................5

              Consolidated Statements of Cash Flows for the Six-Month
                  Periods Ended June 30, 2002 and 2001 (unaudited)..........6

              Notes to Consolidated Financial Statements....................8

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................16
Item 2.       Changes in Securities and Use of Proceeds.....................16
Item 3.       Defaults Upon Senior Securities...............................16
Item 4.       Submission of Matters to a Vote of Security Holders...........16
Item 5.       Other Information.............................................16
Item 6.       Exhibits and Reports on Form 8-K..............................16


SIGNATURES    ..............................................................17

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               AS OF                 AS OF
                                                                             JUNE 30,             DECEMBER 31,
                                                                               2002                    2001
                                                                         ---------------         -------------
                                                                            (Unaudited)
ASSETS

Cash and due from banks                                                     $    731,989          $  1,653,515
Interest bearing deposits                                                      8,722,781             3,867,477
Investment securities:
   Securities available-for-sale                                               1,999,526             2,136,749
   Securities held-to-maturity  (market values of $1,715,934 and
     $1,715,269 at June 30, 2002 and December 31, 2001,
      respectively)                                                            1,658,888             1,662,518
FHLB Stock                                                                     1,627,500             1,590,900
Loans receivable, net                                                        121,562,597           123,488,713
Accrued interest receivable                                                      998,832               997,077
Real estate owned                                                                 83,823                    --
Office property and equipment, net                                             2,005,631             2,054,217
Goodwill, net of amortization of $44,492                                       1,099,588             1,099,588
Prepaid federal income tax                                                            --               369,027
Other assets                                                                     201,098               183,010
                                                                            ------------          ------------
       Total assets                                                         $140,692,253          $139,102,791
                                                                            ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $118,826,231          $113,642,079
Advances from Federal Home Loan Bank                                           6,802,469            10,921,675
Accrued interest payable                                                          74,072                58,605
Advance payment by borrowers for taxes and insurance                             139,538                40,482
Accrued and deferred federal income tax                                          936,173               832,431
Other liabilities                                                                507,968               604,717
                                                                            ------------          ------------
     Total liabilities                                                       127,286,451           126,099,989
                                                                            ------------          ------------
Commitments and contingencies

Preferred stock, 100,000 shares, authorized and unissued
Common stock, $.01 par value, 4,000,000 shares authorized;
   656,327 and 651,083, issued and outstanding at June 30,
   2002 and December 31, 2001, respectively                                       10,000                10,000
Additional paid-in capital                                                     9,542,952             9,555,941
Retained earnings, substantially restricted                                    9,151,863             8,727,481
Accumulated other comprehensive income                                           236,550               327,117
Treasury stock, 264,157 and 261,085 shares, respectively, at cost             (4,354,309)           (4,301,010)
Incentive Plan Trust, 40,600 and 46,100 shares, respectively, at cost           (792,106)             (899,411)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (389,148)             (417,316)
                                                                            ------------          ------------

     Total stockholders' equity                                               13,405,802            13,002,802
                                                                            ------------          ------------
     Total liabilities and stockholders' equity                             $140,692,253          $139,102,791
                                                                            ============          ============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            FOR THE SIX-MONTH PERIODS           FOR THE THREE-MONTH PERIODS
                                                  ENDED JUNE 30                         ENDED JUNE 30
                                          -------------------------------       ------------------------------
                                               2002             2001                2002              2001
                                          -------------     -------------       -------------    -------------
INTEREST INCOME:
   Interest on loans                      $   4,554,243     $   3,340,321       $   2,266,157    $   1,848,758
   Interest and dividends on investments         97,127            76,239              48,915           44,750
   Other interest income                         67,635            75,324              35,562           47,384
                                          -------------     -------------       -------------    -------------
      Total interest income                   4,719,005         3,491,884           2,350,634        1,940,892
                                          -------------     -------------       -------------    -------------
INTEREST EXPENSE:
   Interest on deposits                       2,458,388         1,947,362           1,207,591        1,086,417
   Other interest expense                       240,852           154,593             113,312           79,741
                                          -------------     -------------       -------------    -------------
      Total interest expense                  2,699,240         2,101,955           1,320,903        1,166,158
                                          -------------     -------------       -------------    -------------

NET INTEREST INCOME                           2,019,765         1,389,929           1,029,731          774,734
   Provision for loan losses                     60,000            20,000              30,000           11,000
                                          -------------     -------------       -------------    -------------
      Net interest income after provision
        for loan losses                       1,959,765         1,369,929             999,731          763,734
                                          -------------     -------------       -------------    -------------
NON-INTEREST INCOME:
   Loan and other service fees                   90,788            75,407              47,231           41,170
   Gain on foreclosed real estate                 5,876            15,544               4,923           15,544
   Other non-interest income, net                 4,473            11,261               2,251            5,955
                                          -------------     -------------       -------------    -------------
      Total non-interest income                 101,137           102,212              54,405           62,669
                                          -------------     -------------       -------------    -------------
NON-INTEREST EXPENSE:
   Compensation and benefits                    571,257           363,033             281,006          203,343
   Occupancy expense, net                       104,091            65,631              51,700           39,495
   Data Processing                              116,128           105,254              59,512           69,163
   Legal and professional fees                   54,449            32,639              37,812           15,152
   State franchise tax                           71,996            34,275              38,328           15,766
   Other non-interest expense                   154,588           132,674              76,129          102,911
                                          -------------     -------------       -------------    -------------
      Total non-interest expense              1,072,509           733,506             544,487          445,830
                                          -------------     -------------       -------------    -------------
Income before income tax expense                988,393           738,635             509,649          380,573

Provision for income taxes                      336,054           251,136             173,281          126,463
                                          -------------     -------------       -------------    -------------
Net income                                $     652,339     $     487,499       $     336,368    $     254,110
                                          =============     =============       =============    =============
Basic earnings per common share           $        1.00     $         .76       $        .52     $         .40
                                          =============     =============       =============    =============
Diluted earnings per common share         $         .98     $         .76       $        .50     $         .40
                                          =============     =============       =============    =============
Weighted average common shares
   outstanding during the period                653,807           637,859             655,462          638,156
                                          =============     =============       =============    =============
Weighted average common shares
   outstanding after dilutive effect
   during the period                            663,518           640,192             666,626          640,489
                                          =============     =============       =============    =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                  ADDITIONAL                             OTHER
                                     COMMON         PAID-IN           RETAINED        COMPREHENSIVE           TREASURY
                                      STOCK         CAPITAL           EARNINGS            INCOME               STOCK
                                    ---------     -----------        -----------       -------------       ------------
Balance, December 31, 2000           $ 10,000     $ 9,578,665        $ 8,091,071          $ 348,909        $ (4,136,260)

Comprehensive income:
  Net income                                                             487,499
  Other  comprehensive  loss,  net                                                           12,711
   of tax
    Unrealized loss on securities
Total comprehensive income

Dividend declared                                                      (203,643)

ESOP shares earned                                      9,966

Issue of common stock

Purchase of common  stock,  12,000                                                                             (164,750)
shares
                                     --------     -----------       ------------          ---------        ------------

Balance, June 30, 2001               $ 10,000     $ 9,588,631       $  8,374,927          $ 361,620        $ (4,301,010)
                                     ========     ===========       ============          =========        ============

Balance, December 31, 2001           $ 10,000     $ 9,555,941        $ 8,727,481          $ 327,117        $ (4,301,010)

Comprehensive income:
  Net income                                                             652,339
  Other  comprehensive  loss,  net                                                         (90,567)
   of tax
    Unrealized loss on securities
Total comprehensive income

Dividend declared                                                      (227,957)

ESOP shares earned                                     22,128

Purchase  of common  stock,  3,072                                                                              (53,299)
shares

Shares  issued  upon  exercise  of                   (35,117)
options
                                     --------     -----------       ------------         ----------        ------------
Balance, June 30, 2002               $ 10,000     $ 9,542,952        $ 9,151,863         $  236,550        $ (4,354,309)
                                     ========     ===========        ===========         ==========        ============
                                      INCENTIVE             UNEARNED            TOTAL
                                         PLAN                 ESOP          STOCKHOLDERS'
                                         TRUST               SHARES            EQUITY
                                      ------------         -----------      ------------
Balance, December 31, 2000            $ (1,093,433)        $ (472,086)      $ 12,326,866

Comprehensive income:
  Net income                                                                     487,499
  Other  comprehensive  loss,  net                                                12,711
   of tax                                                                   ------------
    Unrealized loss on securities
Total comprehensive income                                                       500,210

Dividend declared                                                              (203,643)

ESOP shares earned                                             28,782             38,748

Issue of common stock                       21,000                                21,000

Purchase of common  stock,  12,000                                             (164,750)
shares
                                      ------------         ----------       ------------

Balance, June 30, 2001                $ (1,072,433)        $ (443,304)      $ 12,518,431
                                      ============         ==========       ============


Balance, December 31, 2001            $   (899,411)        $ (417,316)      $ 13,002,802

Comprehensive income:
  Net income                                                                     652,339
  Other  comprehensive  loss,  net                                               (90,567)
   of tax                                                                   ------------
    Unrealized loss on securities
Total comprehensive income                                                       561,772

Dividend declared                                                              (227,957)

ESOP shares earned                                              28,168            50,296

Purchase  of common  stock,  3,072                                              (53,299)
shares

Shares  issued  upon  exercise  of         107,305                               72,188
options
                                      ------------         ----------       ------------
Balance, June 30, 2002                $   (792,106)        $ (389,148)      $ 13,405,802
                                      ============         ==========       ============

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE SIX-MONTH PERIODS
                                                                                          ENDED JUNE 30
                                                                                 -----------------------------
                                                                                    2002              2001
                                                                                 ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $    652,339     $    487,499
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Amortization of discounts and premiums on investments                                (101)          29,496
    Federal Home Loan Bank stock dividends                                            (36,600)         (27,300)
    Amortization of premiums on loans                                                  48,476               --
    Amortization of deferred loan origination fees                                    (21,029)          (7,218)
    Provision for losses on loans                                                      60,000           20,000
    ESOP benefit expense                                                               50,296           38,748
    Provision for depreciation                                                         66,618           46,320
    Amortization of premiums on deposits and FHLB advances                           (164,550)              --
    Non-cash compensation under stock based benefit plan                                   --           21,000
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                      (1,755)        (127,613)
      Other assets                                                                    (18,088)          21,503
      Accrued interest payable                                                         15,467           73,253
      Other liabilities                                                               (96,749)        (266,647)
      Federal income taxes                                                            519,425           56,136
                                                                                 ------------     ------------
        Net cash provided by operating activities                                   1,073,749          365,177
                                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash consideration in the acquisition of First Lancaster, net                            --      (10,795,858)
  Proceeds from maturity of government agency bonds                                   500,000               --
  Purchase of government agency bonds                                                (532,422)        (992,468)
  Principal repayments on mortgage back securities                                     36,153           66,559
  Loan originations and principal payments on loans, net                            1,694,044       (4,472,626)
  Proceeds from sale of real estate owned                                              60,802               --
  Purchase of office property and equipment                                           (18,032)          (4,307)
  Investment in service corporation                                                        --          (76,320)
                                                                                 ------------     ------------
        Net cash (used) by investing activities                                     1,740,545      (16,275,020)
                                                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts                                       5,991,931        2,434,587
  Net increase (decrease) in certificates of deposit                                 (658,767)      19,770,572
  Proceeds from FHLB advances                                                              --       12,000,000
  Payments on FHLB advances                                                        (4,103,668)     (14,536,379)
  Net increase (decrease) in custodial accounts                                        99,056           84,197
  Proceeds from the exercise of stock options                                          72,188               --
  Purchase of treasury stock                                                          (53,299)        (164,750)
  Payment of dividends to shareholders                                               (227,957)        (203,643)
                                                                                 ------------     ------------
        Net cash provided (used) by financing activities                            1,119,484       19,384,584
                                                                                 ------------     ------------

Increase (decrease) in cash and cash equivalents                                    3,933,778        3,474,741
Cash and cash equivalents, beginning of period                                      5,520,992        3,266,707
                                                                                 ------------     ------------
Cash and cash equivalents, end of period                                         $  9,454,770     $  6,741,448
                                                                                 ============     ============

                                   (UNAUDITED)

                                                                                    FOR THE SIX-MONTH PERIODS
                                                                                          ENDED JUNE 30
                                                                                 -----------------------------
                                                                                    2002              2001
                                                                                 ------------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for federal income taxes                                             $     80,925     $    195,000
                                                                                 ============     ============
  Cash paid for interest on deposits and FHLB advances                           $  2,848,323     $  2,063,233
                                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Real estate owned acquired by foreclosure                                      $    144,625     $     93,333
                                                                                 ============     ============
  Mortgage loans originated to finance sale of real estate owned
    acquired by foreclosure                                                      $     70,500     $    110,000
                                                                                 ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002.

2.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                              JUNE 30, 2002
                             ------------------------------------------------------------------------------
                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                               FOR CAPITAL              PROMPT CORRECTIVE
                                                            ADEQUACY PURPOSES           ACTION PROVISIONS
                             ---------------------         -------------------        ---------------------
                                      ACTUAL                     REQUIRED                   REQUIRED
                             ---------------------         -------------------        ---------------------
                                AMOUNT        %             AMOUNT        %            AMOUNT         %
                             ---------------------         -------------------        ---------------------
Core capital                   $ 10,639      7.6%           $5,568       4.0%          $8,352        6.0%

Tangible capital                 10,639      7.6%            5,568       4.0%             n/a         n/a

Total Risk based capital         11,390     12.2%            7,439       8.0%           9,299       10.0%

Tier 1 Risk based capital        10,639     11.4%              n/a       n/a            4,649        5.0%


3.   DIVIDENDS

     A cash dividend of $0.35 per share was paid on February 11, 2002 to stockholders of record as of January 28, 2002. The total dividends paid by the Company for the six-month period ended June 30, 2002 amounted to $227,957.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   COMMON STOCK

     The Company purchased 3,072 shares of treasury stock at a cost of $53,299 during the six-month period ended June 30, 2002. In addition, the Company issued 5,500 shares of stock at a price of $13.13 per share, or total proceeds of $72,188, related the exercise of stock options during the six-month period.

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

     The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, May 31, 2001. The net assets acquired at May 31, 2001 totaled $13.7 million, with total assets amounting to $56.1 million, which included net loans of $47.8 million and goodwill of $1.1 million, and with total liabilities assumed amounting to $42.4 million, which included deposits of $31.6 million and FHLB advances of $10.1 million. Fair value adjustments on the assets and liabilities included in the purchase are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,144,080 was allocated to goodwill and was amortized over 15 years using the straight-line method through December 31, 2001 (See Note 6).

6.   GOODWILL

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 pertains to business combinations initiated after June 30, 2001 and requires all business combinations after this date to be accounted for using the purchase method of accounting. The Statement further provided that goodwill recorded in purchase accounting transactions occurring prior to June 30, 2001 would continue to be amortized against earnings until the effective date of Statement No. 142. Statement No. 142 pertains to the accounting for goodwill and other intangible assets and is effective for the Company beginning January 1, 2002. Beginning in January 2002, the Company is required to cease amortizing goodwill. In accordance with Statement No. 142, and subsequent to the effective date, the Company is required to test the goodwill carrying value for impairment at the reporting unit level, which is the operating segment or component of the business identified with the goodwill. If the carrying amount of goodwill exceeds the implied goodwill determined as a result of the test then an impairment loss is immediately recognized for the excess amount. Further, after the initial evaluation of goodwill, the Company must annually evaluate the recorded goodwill for impairment. For the six-month period ended June 30, 2002, the Company did not record any loss due to the impairment of goodwill, and the carrying value of goodwill at June 30, 2002 totals $1,099,588.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2001 TO JUNE 30, 2002

At June 30, 2002, total assets amounted to $140.7 million, an increase of $1.6 million, or 1.1%, from $139.1 million at December 31, 2001. The increase in assets includes a $3.9 million increase in cash and interest-bearing deposits, a $1.9 million decrease in net loans receivable and a $141,000 decrease in the investment securities. The increase in total assets was funded by a $5.2 million increase in deposits, which was offset by a decrease in borrowed funds of $4.1 million.

Investment securities decreased $141,000, or 3.7%, to $3.7 million, during the six-month period ended June 30, 2002. Securities classified as available-for-sale and recorded at market value decreased $137,000 due solely to the decrease in the market value of such securities. Investment securities classified as held to maturity decreased by $4,000 due to the maturity of a $500,000 federal agency bond and $36,000 in principal repayments on mortgage backed securities which were offset by the purchase of a federal agency bond of $532,000.

Loans receivable decreased by $1.9 million, or 1.6%, to $121.6 million, during the six-month period ended June 30, 2002. The decrease was primarily due to loan principal repayments of $30.5 million, which were offset by loan originations of $24.7 million and by loan purchases of $4.1 million. Loans transferred to real estate owned during the period equaled $145,000. The allowance for losses on loans totaled $514,000 at June 30, 2002 compared to $458,000 at December 31, 2001. The allowance as a percentage of total loans outstanding, net of unearned loan origination fees, was 0.42% at June 30, 2002 and 0.37% at December 31, 2001. Although management believes that its allowance for loan losses at June 30, 2002 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the results of operations.

Deposits increased by $5.2 million, or 4.6%, to $118.8 million, during the six-month period ended June 30, 2002. This increase reflects the Company's competitively priced product line within the local market area, plus the reaction of customers to the increased risk in alternative investments as evidenced by the recent decline in the stock market indexes. During the period, Advances from the Federal Home Loan Bank decreased by $4.1 million, or 37.7%, to $6.8 million at June 30, 2002.

Stockholders' equity increased by $403,000, or 3.1%, to $13.4 million, during the six-month period ended June 30, 2002. The increase was due to earnings of $652,000, the release of shares related to the employee stock ownership plan of $50,000 and the issuance of shares upon the exercise of stock options of
$72,000, which were partially offset by the payments of dividends to stockholders of $228,000, a decrease in the unrealized gains on available for sale securities of $91,000 and the purchase of treasury stock of $53,000.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

NET INCOME

Net income for the six-month period ended June 30, 2002 was $652,000 compared to $487,000 for the corresponding period in 2001, an increase of $165,000, or 33.8%. The increase resulted from an increase in net interest income of $630,000 offset by increases in provision for loan losses of $40,000, non-interest expense of $339,000 and income tax expense of $85,000 and by a decrease in non-interest income of $1,000. The increases in net income items were largely related to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INTEREST INCOME

Interest income increased by $1.2 million, or 35.1%, to $4.7 million for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. The increase was due to a $49.5 million, or 56.0%, increase from 2001 to 2002 in the weighted-average balance of interest-earning assets, offset by a 106 basis point decrease in the average yield of interest-earning assets, from 7.90% in 2001 to 6.84% in 2002. The increase in the average interest-earning assets was primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INTEREST EXPENSE

Interest expense increased by $597,000, or 28.4%, to $2.7 million for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. The increase was due to a $49.7 million, or 63.4%, increase from 2001 to 2002 in the weighted-average balance of interest-bearing liabilities, offset by a 115 basis point decrease in the average cost of funds, from 5.36% in 2001 to 4.21% in 2002. The increase in average interest-bearing liabilities was primarily due to the acquisition of First Lancaster Bancshares on May 31, 2001.

NET INTEREST INCOME

As a result of the changes in interest income and in interest expense, net interest income increased by $630,000, or 45.3%, to $2.0 million for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. The increase in net interest income was attributable to increases in interest-earning assets and in interest-bearing liabilities, which were primarily due to the acquisition of First Lancaster Bancshares on May 31, 2001. The interest rate spread was 2.63% and 2.54% during the six-month periods ended June 30, 2002 and 2001, respectively.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $60,000 and $20,000 in the six-month periods ended June 30, 2002 and 2001, respectively. Management established the Company's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Company's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Company's market area.

NON-INTEREST INCOME

Non-interest income amounted to $101,000 and $102,000 for the six-month periods ended June 30, 2002 and 2001, respectively, a decrease of $1,000, or 1.1%. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $91,000 and $75,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $1.1 million and $734,000 for the six-month periods ended June 30, 2002 and 2001, respectively, an increase of $339,000, or 46.2%, and such expense amounted to 1.50% and 1.61% of average assets on an annualized basis for the periods ended June 30, 2002 and 2001, respectively. The increase was due to increases in compensation and benefits of $208,000, occupancy expense of $38,000, data processing expense of $11,000, legal and professional fees of $22,000, state franchise tax of $38,000, and other operating expenses of $22,000. The increases in the various non-interest expenses were primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INCOME TAXES

The provision for income taxes for the six month periods ended June 30, 2002 and 2001 was $336,000 and $251,000, respectively, which as a percentage of income before income taxes was 34.0% for each of the six-month periods ended June 30, 2002 and 2001.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

NET INCOME

Net income for the three-month period ended June 30, 2002 was $336,000 compared to $254,000 for the corresponding period in 2001, an increase of $82,000, or 32.4%. The increase resulted from an increase in net interest income of $255,000 offset by increases in provision for loan losses of $19,000, non-interest expense of $99,000 and income tax expense of $47,000 and by a decrease in non-interest income of $8,000. The increases in net income items were largely related to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INTEREST INCOME

Interest income increased by $410,000, or 21.1%, to $2.4 million for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. The increase was due to a $39.2 million, or 39.6%, increase from 2001 to 2002 in the weighted-average balance of interest-earning assets, offset by a 104 basis point decrease in the average yield of interest-earning assets, from 7.84% in 2001 to 6.80% in 2002. The increase in the average interest-earning assets was primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INTEREST EXPENSE

Interest expense increased by $155,000, or 13.3%, to $1.3 million for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. The increase was due to a $38.3 million, or 42.7%, increase from 2001 to 2002 in the weighted-average balance of interest-bearing liabilities, offset by a 107 basis point decrease in the average cost of funds, from 5.20% to 4.13%. The increase in average interest-bearing liabilities was primarily due to the acquisition of First Lancaster Bancshares on May 31, 2001.

NET INTEREST INCOME

As a result of the changes in interest income and in interest expense, net interest income increased by $255,000, or 32.9%, to $1.0 million for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. The increase in net interest income was attributable to increases in interest-earning assets and in interest-bearing liabilities, which were primarily due to the acquisition of First Lancaster Bancshares on May 31, 2001. The interest rate spread was 2.67% and 2.64% during the three-month periods ended June 30, 2002 and 2001, respectively.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $30,000 and $11,000 in the three-month periods ended June 30, 2002 and 2001, respectively. Management established the Company's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Company's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Company's market area.

NON-INTEREST INCOME

Non-interest income amounted to $54,000 and $63,000 for the three-month periods ended June 30, 2002 and 2001, respectively, a decrease of $9,000, or 13.2%. Non-interest income included primarily fees charged in connection with loans and service charges on deposit accounts of $47,000 and $41,000 for the three-month periods ended June 30, 2002 and 2001, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $544,000 and $446,000 for the three-month periods ended June 30, 2002 and 2001, respectively, an increase of $98,000, or 22.1%, and such expense amounted to 1.52% and 1.76% of average assets on an annualized basis for the periods ended June 30, 2002 and 2001, respectively. The increase was due to increases in compensation and benefits of $78,000, occupancy expense of $12,000, legal and professional fees of $23,000 and state franchise tax of $22,000, which were offset by a decreases in data processing of $10,000 and other operating expenses of $27,000. The increases in the various non-interest expenses were primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INCOME TAXES

The provision for income taxes for the three-month periods ended June 30, 2002 and 2001 was $173,000 and $126,000, respectively, which as a percentage of income before income taxes was 34.0% for each of the three-month periods ended June 30, 2002 and 2001.

NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                              JUNE 30,          DECEMBER 31,
                                                                                2002                  2001
                                                                           -------------        ------------
Loans accounted for on a non-accrual basis:(1)
   Real estate mortgage:
     One-to-four family residential                                        $     246,864         $   332,141
     Multi-family residential, non-residential, and land                              --                  --
   Commercial non-mortgage                                                            --                  --
   Consumer                                                                       40,916              40,532
                                                                           -------------         -----------
       Total                                                               $     287,780         $   373,673
                                                                           =============         ===========

Accruing loans which are contractually past due 90 days or more:
   Real estate mortgage:
     One-to-four family residential                                        $   1,720,064         $ 1,739,818
     Multi-family residential, non-residential, and land                          29,976                  --
   Commercial non-mortgage                                                            --                  --
   Consumer                                                                       33,699              30,100
                                                                           -------------         -----------
       Total                                                               $   1,783,739         $ 1,769,918
                                                                           =============         ===========

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   2,071,519         $ 2,142,591
                                                                           =============         ===========
Percentage of loans receivable, net                                                 1.70%               1.74%
                                                                           =============         ===========
Other non-performing assets (2)                                            $      83,823         $     9,500
                                                                           =============         ===========

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

During the six-month period ended June 30, 2002, additional interest income of $6,588 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the six-month period ended June 30, 2002 totaled $13,653.

At June 30, 2002, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at June 30, 2002.

At June 30, 2002, the Bank had outstanding commitments to originate loans totaling $1.7 million and to purchase loans totaling $1.3 million, excluding $1.6 million in unused home equity lines of credit and $1.1 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $3.6 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2002, totaled $68.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                                 None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                         None

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               None

          The Company's  Annual  Meeting of  Stockholders  was held on April 16,
          2002.   618,294  shares  of  CKF  Bancorp,   Inc.  common  stock  were
          represented at the Annual Meeting in person or by proxy.

          Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                             Votes In                Votes
               Nominee                   Favor of Election          Withheld
               -------                   -----------------          --------

          Jack L. Bosley, Jr.                618,294                   0

          Yvonne York Morley                 618,294                   0

          Virginia R.S. Stump                618,294                   0



Item 5.    OTHER INFORMATION                                                None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits

                   99      Certification

               b) No  reports on Form 8-K were filed  during the  quarter  ended
                  June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CKF BANCORP, INC.

Date:     August 13, 2002        /s/ John H. Stigall
                                 ---------------------------------------------
                                 John H. Stigall, President and Chief
                                 Executive Officer
                                 (Duly Authorized Officer)




Date:     August 13, 2002        /s/ Russell M. Brooks
                                 ---------------------------------------------
                                 Russell M. Brooks, Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)