Form 10QSB
period 2002-09-30
CKF BANCORP INC
filed 2002-11-14
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180

                                CKF BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                              61-1267810
--------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                              40422
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:      (859) 236-4181
                                                     --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      X                 No
   ---------------           ---------------

As of November 13, 2002, 735,843 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:     Yes            No     X
                                                       ---------     ---------

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 (unaudited)
           and December 31, 2001...............................................3

         Consolidated Statements of Income for the Nine-Month Periods
           Ended September 30, 2002 and 2001 (unaudited) and for the
           Three-Month Periods Ended September 30, 2002 and 2001
           (unaudited).........................................................4

         Consolidated Statement of Changes in Stockholders' Equity for
           the Nine-Month Periods Ended September 30, 2002 and 2001
           (unaudited).........................................................5

         Consolidated Statements of Cash Flows for the Nine-Month
           Periods Ended September 30, 2002 and 2001 (unaudited)...............6

         Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................10

Item 3.  Controls and Procedures..............................................15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16
Item 2.  Changes in Securities and Use of Proceeds............................16
Item 3.  Defaults Upon Senior Securities......................................16
Item 4.  Submission of Matters to a Vote of Security Holders..................16
Item 5.  Other Information....................................................16
Item 6.  Exhibits and Reports on Form 8-K.....................................16


SIGNATURES....................................................................17

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               AS OF                 AS OF
                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               2002                  2001
                                                                         ---------------       ---------------
                                                                            (Unaudited)
ASSETS

Cash and due from banks                                                  $     1,020,913       $     1,653,515
Interest bearing deposits                                                      9,689,003             3,867,477
Investment securities:
   Securities available-for-sale                                               1,826,365             2,136,749
   Securities held-to-maturity  (market values of $1,726,691 and
     $1,715,269 at September 30, 2002 and December 31, 2001,
      respectively)                                                            1,645,830             1,662,518
FHLB Stock                                                                     1,646,900             1,590,900
Loans receivable, net                                                        120,256,630           123,488,713
Accrued interest receivable                                                      964,022               997,077
Office property and equipment, net                                             2,003,684             2,054,217
Goodwill, net of amortization of $44,492                                       1,099,588             1,099,588
Prepaid federal income tax                                                            --               369,027
Other assets                                                                     183,586               183,010
                                                                         ---------------       ---------------

       Total assets                                                      $   140,336,521       $   139,102,791
                                                                         ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   118,487,170       $   113,642,079
Advances from Federal Home Loan Bank                                           6,734,492            10,921,675
Accrued interest payable                                                          59,504                58,605
Advance payment by borrowers for taxes and insurance                             197,789                40,482
Accrued and deferred federal income tax                                          876,612               832,431
Other liabilities                                                                526,043               604,717
                                                                         ---------------       ---------------

     Total liabilities                                                       126,881,610           126,099,989
                                                                         ---------------       ---------------

Commitments and contingencies

Preferred stock, 100,000 shares, authorized and unissued
   Common stock, $.01 par value, 4,000,000 shares authorized;
   735,843 and 738,915, issued and outstanding at September 30,
   2002 and December 31, 2001, respectively                                       10,000                10,000
Additional paid-in capital                                                     9,539,912             9,555,941
Retained earnings, substantially restricted                                    9,237,051             8,727,481
Accumulated other comprehensive income                                           122,264               327,117
Treasury stock, 264,157 and 261,085 shares, respectively, at cost             (4,354,309)           (4,301,010)
Incentive Plan Trust, 37,100 and 46,100 shares, respectively, at cost           (723,821)             (899,411)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (376,186)             (417,316)
                                                                         ----------------      ---------------

     Total stockholders' equity                                               13,454,911            13,002,802
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   140,336,521       $   139,102,791
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           FOR THE NINE-MONTH PERIODS           FOR THE THREE-MONTH PERIODS
                                               ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                          -------------------------------       ------------------------------
                                               2002             2001                2002              2001
                                          -------------     -------------       -------------    -------------
INTEREST INCOME:
   Interest on loans                      $   6,758,958     $   5,668,556       $   2,204,715    $   2,328,235
   Interest and dividends on investments        145,296           143,489              48,169           67,250
   Other interest income                         96,882           116,144              29,247           40,820
                                          -------------     -------------       -------------    -------------
      Total interest income                   7,001,136         5,928,189           2,282,131        2,436,305
                                          -------------     -------------       -------------    -------------

INTEREST EXPENSE:
   Interest on deposits                       3,611,459         3,297,761           1,153,071        1,350,399
   Other interest expense                       324,839           369,274              83,987          214,681
                                          -------------     -------------       -------------    -------------
      Total interest expense                  3,936,298         3,667,035           1,237,058        1,565,080
                                          -------------     -------------       -------------    -------------

NET INTEREST INCOME                           3,064,838         2,261,154           1,045,073          871,225
   Provision for loan losses                     90,000            35,000              30,000           15,000
                                          -------------     -------------       -------------    -------------
      Net interest income after
        provision for loan losses             2,974,838         2,226,154           1,015,073          856,225
                                          -------------     -------------       -------------    -------------

NON-INTEREST INCOME:
   Loan and other service fees                  134,397           116,890              43,609           41,483
   Gain on foreclosed real estate                 6,693            38,385                 817           22,841
   Other non-interest income, net                 8,651            18,464               4,178            7,203
                                          -------------     -------------       -------------    -------------
      Total non-interest income                 149,741           173,739              48,604           71,527
                                          -------------     -------------       -------------    -------------

NON-INTEREST EXPENSE:
   Compensation and benefits                    860,531           608,682             289,274          245,649
   Occupancy expense, net                       156,772           114,067              52,681           48,436
   Data Processing                              176,166           165,304              60,038           60,050
   Legal and professional fees                   67,517            53,671              13,068           21,032
   State franchise tax                          105,164            50,042              33,168           15,767
   Other non-interest expense                   242,641           220,484              88,053           87,810
                                          -------------     -------------       -------------    -------------
      Total non-interest expense              1,608,791         1,212,250             536,282          478,744
                                          -------------     -------------       -------------    -------------

Income before income tax expense              1,515,788         1,187,643             527,395          449,008

Provision for income taxes                      515,368           413,447             179,314          162,311
                                          -------------     -------------       -------------    -------------

Net income                                $   1,000,420     $     774,196       $     348,081    $     286,697
                                          =============     =============       =============    =============

Basic earnings per common share           $        1.53     $        1.21       $        .53     $         .45
                                          =============     =============       ============     =============

Diluted earnings per common share         $        1.50     $        1.20       $        .52     $         .44
                                          =============     =============       ============     =============

Weighted average common shares
   outstanding during the period                655,821           639,023             659,782          641,351
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding after dilutive effect
   during the period                            665,473           647,422             670,204          649,750
                                          =============     =============       =============    =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                  ADDITIONAL                             OTHER
                                     COMMON         PAID-IN          RETAINED        COMPREHENSIVE
                                      STOCK         CAPITAL          EARNINGS            INCOME
                                    ----------    ------------     --------------    ---------------
Balance, December 31, 2000           $ 10,000     $ 9,578,665        $ 8,091,071          $ 348,909

Comprehensive income:
  Net income                                                             774,196
  Other  comprehensive  loss,                                                              (30,416)
     net of tax
    Unrealized loss on securities
Total comprehensive income

Dividend declared                                                      (426,903)

ESOP shares earned                                     17,905

Issue of common stock

Purchase of common  stock,
 12,000 shares
                                     --------     -----------       ------------          ---------
Balance, September 30, 2001          $ 10,000     $ 9,596,570       $  8,438,364          $ 318,493
                                     ========     ===========       ============          =========

Balance, December 31, 2001           $ 10,000     $ 9,555,941        $ 8,727,481          $ 327,117

Comprehensive income:
  Net income                                                           1,000,420
  Other  comprehensive  loss,
   net of tax                                                                              (204,853)

    Unrealized loss on securities
Total comprehensive income

Dividend declared                                                      (490,850)

ESOP shares earned                                     33,306

Purchase  of common  stock,
  3,072 shares

Shares  issued  upon  exercise
 of options                                           (49,335)
                                     --------     -----------        -----------         ----------
Balance, September 30, 2002          $ 10,000     $ 9,539,912        $ 9,237,051         $  122,264
                                     ========     ===========        ===========         ==========

                                                             INCENTIVE            UNEARNED            TOTAL
                                         TREASURY              PLAN                 ESOP          STOCKHOLDERS'
                                          STOCK                TRUST               SHARES            EQUITY
                                      ---------------       --------------       ------------      ------------
Balance, December 31, 2000             $ (4,136,260)        $  (1,093,433)        $ (472,086)      $ 13,326,866

Comprehensive income:
  Net income                                                                                            774,196
  Other  comprehensive  loss,
     net of tax
    Unrealized loss on securities                                                                       (30,416)
                                                                                                    -----------
Total comprehensive income                                                                              743,780

Dividend declared                                                                                     (426,903)

ESOP shares earned                                                                     41,776            59,681

Issue of common stock                                               21,000                               21,000

Purchase of common  stock,
 12,000 shares                             (164,750)                                                   (164,750)
                                       ------------          ------------         ----------       ------------
Balance, September 30, 2001            $ (4,301,010)         $ (1,072,433)        $ (430,310)      $ 12,559,674
                                       ============          ============         ==========       ============


Balance, December 31, 2001             $ (4,301,010)          $  (899,411)        $ (417,316)      $ 13,002,802

Comprehensive income:
  Net income                                                                                          1,000,420
  Other  comprehensive  loss,
   net of tax
    Unrealized loss on securities                                                                      (204,853)
                                                                                                      ---------
Total comprehensive income                                                                              795,567

Dividend declared                                                                                     (490,850)

ESOP shares earned                                                                     41,130            74,436

Purchase  of common  stock,
  3,072 shares                               (53,299)                                                   (53,299)

Shares  issued  upon  exercise
 of options                                                       175,590                               126,255
                                       ------------           -----------         ----------       ------------
Balance, September 30, 2002            $ (4,354,309)          $  (723,821)        $ (376,186)      $ 13,454,911
                                       ============           ===========         ==========       ============

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE-MONTH PERIODS
                                                                                      ENDED SEPTEMBER 30
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  1,000,420      $   774,196
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Amortization of discounts and premiums on investment securities                     1,602           34,266
    Federal Home Loan Bank stock dividends                                            (56,000)         (55,500)
    Amortization of premiums on loans                                                  71,615          216,178
    Amortization of deferred loan origination fees                                    (29,180)          (3,542)
    Provision for losses on loans                                                      90,000           35,000
    ESOP benefit expense                                                               74,436           59,681
    Provision for depreciation                                                         99,927           78,068
    Amortization of premiums on deposits and FHLB advances                           (224,095)        (182,903)
    Non-cash compensation under stock based benefit plan                                   --           21,000
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                      33,055         (155,663)
      Other assets                                                                       (576)          45,279
      Accrued interest payable                                                            899           14,072
      Other liabilities                                                               (78,674)        (485,008)
      Federal income taxes                                                            518,739          218,447
                                                                                -------------      -----------
        Net cash provided by operating activities                                   1,502,168          613,571
                                                                                -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash consideration in the acquisition of First Lancaster, net                            --      (10,795,858)
  Proceeds from maturity of government agency bonds                                   500,000          500,000
  Purchase of government agency bonds                                                (532,422)        (992,468)
  Principal repayments on mortgage back securities                                     47,508           81,848
  Loan originations and principal payments on loans, net                            2,955,023       (4,934,682)
  Proceeds from sale of real estate owned                                             144,625               --
  Purchase of office property and equipment                                           (49,394)          (5,288)
  Investment in service corporation                                                        --          (76,320)
                                                                                -------------      ------------
        Net cash provided (used) by investing activities                            3,065,340      (16,222,768)
                                                                                -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                  5,651,126        5,068,420
  Net increase (decrease) in certificates of deposit                                 (604,705)      22,915,738
  Proceeds from FHLB advances                                                              --       12,000,000
  Payments on FHLB advances                                                        (4,164,418)     (18,614,555)
  Net increase in custodial accounts                                                  157,307          147,409
  Proceeds from the exercise of stock options                                         126,255               --
  Purchase of treasury stock                                                          (53,299)        (164,750)
  Payment of dividends to shareholders                                               (490,850)        (426,903)
                                                                                -------------      -----------
        Net cash provided by financing activities                                     621,416       20,925,359
                                                                                -------------      -----------

Increase in cash and cash equivalents                                               5,188,924        5,316,162
Cash and cash equivalents, beginning of period                                      5,520,992        3,266,707
                                                                                -------------      -----------
Cash and cash equivalents, end of period                                        $  10,709,916     $  8,582,869
                                                                                =============     ============

                                   (UNAUDITED)

                                                                                  FOR THE NINE-MONTH PERIODS
                                                                                       ENDED SEPTEMBER 30
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for federal income taxes                                            $     260,925     $    195,000
                                                                                =============     ============
  Cash paid for interest on deposits and FHLB advances                          $   4,159,494     $  3,947,133
                                                                                =============     ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Real estate owned acquired by foreclosure                                     $     144,625     $     93,333
                                                                                =============     ============
  Mortgage loans originated to finance sale of real estate owned
    acquired by foreclosure                                                     $     144,625     $    925,000
                                                                                =============     ============

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine-month period ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2002.

2.   Regulatory Capital

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                           SEPTEMBER 30, 2002
                             ---------------------------------------------------------------------------------
                                                               FOR CAPITAL                 TO BE WELL
                                                            ADEQUACY PURPOSES           CAPITALIZED UNDER
                                                                                        PROMPT CORRECTIVE
                                                                                        ACTION PROVISIONS
                             -------------------------   -------------------------  --------------------------
                                      ACTUAL                    REQUIRED                     REQUIRED
                             -------------------------   -------------------------  --------------------------
                                AMOUNT        %             AMOUNT        %            AMOUNT         %
                             -------------------------   -------------------------  --------------------------
Core capital                     $ 11,031    7.9%              $5,562    4.0%             $8,343    6.0%
Tangible capital                   11,031    7.9%               5,562    4.0%                n/a     n/a
Total Risk based capital           11,697   12.7%               7,357    8.0%              9,196    10.0%
Tier 1 Risk based capital          11,031   12.0%                 n/a    n/a               4,598    5.0%

3.   DIVIDENDS

     A cash dividends of $0.35 per share were paid on February 11, 2002 to stockholders of record as of January 28, 2002 and of $0.40 per share on August 12, 2002 to stockholders of record as of July 29, 2002. The total dividends paid by the Company for the nine-month period ended September 30, 2002 amounted to $490,850.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   COMMON STOCK

     The Company purchased 3,072 shares of treasury stock at a cost of $53,299 during the nine-month period ended September 30, 2002. In addition, the Company issued 9,000 shares of stock at an average price of $14.03 per share, or total proceeds of $126,255, related the exercise of stock options during the nine-month period.

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

6.   GOODWILL

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 pertains to business combinations initiated after June 30, 2001 and requires all business combinations after this date to be accounted for using the purchase method of accounting. The Statement further provided that goodwill recorded in purchase accounting transactions occurring prior to June 30, 2001 would continue to be amortized against earnings until the effective date of Statement No. 142. Statement No. 142 pertains to the accounting for goodwill and other intangible assets and is effective for the Company beginning January 1, 2002. Beginning in January 2002, the Company is required to cease amortizing goodwill. In accordance with Statement No. 142, and subsequent to the effective date, the Company is required to test the goodwill carrying value for impairment at the reporting unit level, which is the operating segment or component of the business identified with the goodwill. If the carrying amount of goodwill exceeds the implied goodwill determined as a result of the test then an impairment loss is immediately recognized for the excess amount. Further, after the initial evaluation of goodwill, the Company must annually evaluate the recorded goodwill for impairment. For the nine-month period ended September 30, 2002, the Company did not record any loss due to the impairment of goodwill, and the carrying value of goodwill at September 30, 2002 totals $1,099,588.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2001 TO SEPTEMBER 30, 2002

At September 30, 2002, total assets amounted to $140.3 million, an increase of $1.2 million, or 0.9%, from $139.1 million at December 31, 2001. The increase in assets includes a $5.2 million increase in cash and interest-bearing deposits, a $3.2 million decrease in net loans receivable and a $327,000 decrease in investment securities. The increase in total assets was in part funded by a $4.8 million increase in deposits, which was offset by a decrease in borrowed funds of $4.2 million.

Investment securities decreased $327,000, or 8.6%, to $3.5 million, during the nine-month period ended September 30, 2002. Securities classified as available-for-sale and recorded at market value decreased $310,000 due solely to the decrease in the market value of such securities. Investment securities classified as held to maturity decreased $17,000 due to the maturity of a $500,000 government agency bond and $48,000 in principal repayments on mortgage backed securities which were offset by the purchase of a government agency bond of $532,000.

Loans receivable decreased by $3.2 million, or 2.6%, to $120.3 million, during the nine-month period ended September 30, 2002. The decrease was primarily due to loan principal repayments of $42.5 million, which were offset by loan originations of $32.9 million and by loan purchases of $6.6 million. Loans transferred to real estate owned during the period equaled $145,000. The allowance for losses on loans totaled $544,000 at September 30, 2002 compared to $458,000 at December 31, 2001. The allowance as a percentage of total loans outstanding, net of unearned loan origination fees, was 0.45% at September 30, 2002 and 0.37% at December 31, 2001. Although management believes that its allowance for loan losses at September 30, 2002 is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the results of operations.

Deposits increased by $4.8 million, or 4.3%, to $118.5 million, during the nine-month period ended September 30, 2002. This increase reflects the Company's competitively priced product line within the local market area, plus the reaction of customers to the increased risk in alternative investments as evidenced by the recent decline in the stock market indexes. During the period, Advances from the Federal Home Loan Bank decreased by $4.2 million, or 38.3%, to $6.7 million at September 30, 2002.

Stockholders' equity increased by $452,000, or 3.5%, to $13.5 million, during the nine-month period ended September 30, 2002. The increase was due to earnings of $1.0 million, the release of shares related to the employee stock ownership plan of $74,000 and the issuance of shares upon the exercise of stock options of $126,000, which were partially offset by the payments of dividends to stockholders of $491,000, a decrease in the unrealized gains on available for sale securities, net of tax, of $204,000 and the purchase of treasury stock of $53,000.

RESULTS OF OPERATIONS  FOR THE NINE-MONTH  PERIODS ENDED  SEPTEMBER 30, 2002 AND
2001

NET INCOME

Net income for the nine-month period ended September 30, 2002 was $1.0 million compared to $774,000 for the corresponding period in 2001, an increase of $226,000, or 29.2%. The increase resulted from an increase in net interest income of $804,000 offset by increases in provision for loan losses of $55,000, non-interest expense of $397,000 and income tax expense of $102,000 and by a decrease in non-interest income of $24,000.

INTEREST INCOME

Interest income increased by $1.1 million, or 18.1%, to $7.0 million for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. The increase was due to a $32.9 million, or 31.6%, increase from 2001 to 2002 in the weighted-average balance of interest-earning assets, offset by a 78 basis point decrease in the average yield of interest-earning assets, from 7.59% in 2001 to 6.81% in 2002. The increase in the average interest-earning assets was primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INTEREST EXPENSE

Interest expense increased by $269,000, or 7.3%, to $3.9 million for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. The increase was due to a $31.8 million, or 33.5%, increase from 2001 to 2002 in the weighted-average balance of interest-bearing liabilities, offset by a 100 basis point decrease in the average cost of funds, from 5.14% in 2001 to 4.14% in 2002. The increase in average interest-bearing liabilities was primarily due to the acquisition of First Lancaster Bancshares on May 31, 2001.

NET INTEREST INCOME

As a result of the changes in interest income and in interest expense, net interest income increased by $804,000, or 35.5%, to $3.1 million for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. The increase in net interest income was attributable to the decrease in the average cost of interest bearing liabilities exceeding the decrease in the average yield of interest earning assets. The interest rate spread was 2.68% and 2.45% during the nine-month periods ended September 30, 2002 and 2001, respectively.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $90,000 and $35,000 in the nine-month periods ended September 30, 2002 and 2001, respectively. Management established the Company's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Company's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Company's market area.

NON-INTEREST INCOME

Non-interest income amounted to $150,000 and $174,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, a decrease of $24,000, or 13.8%. The decrease in non-interest income was related to a decrease of $32,000 in gain on foreclosed real estate. Non-interest income also included fees charged in connection with loans and service charges on deposit accounts of $134,000 and $117,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $1.6 million and $1.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively, an increase of $397,000, or 32.7%, and such expense amounted to 1.51% and 1.52% of average assets on an annualized basis for the periods ended September 30, 2002 and 2001, respectively. The increase was due to increases in compensation and benefits of $252,000, occupancy expense of $43,000, data processing expense of $11,000, legal and professional fees of $14,000, state franchise tax of $55,000, and other operating expenses of $22,000. The increases in the various non-interest expenses were primarily due to the Company's acquisition of First Lancaster Bancshares, Inc. on May 31, 2001.

INCOME TAXES

The provision for income taxes for the nine month periods ended September 30, 2002 and 2001 was $515,000 and $413,000, respectively, which as a percentage of income before income taxes was 34.0% for each of the nine-month periods ended September 30, 2002 and 2001.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME

Net income for the three-month period ended September 30, 2002 was $348,000 compared to $287,000 for the corresponding period in 2001, an increase of $61,000, or 21.4%. The increase resulted from an increase in net interest income of $174,000 offset by increases in provision for loan losses of $15,000, non-interest expense of $58,000 and income tax expense of $17,000 and by a decrease in non-interest income of $23,000.

INTEREST INCOME

Interest income decreased by $154,000, or 6.3%, to $2.3 million for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The decrease was due to a $385,000, or 0.3%, decrease from 2001 to 2002 in the weighted-average balance of interest-earning assets, and to a 44 basis point decrease in the average yield of interest-earning assets, from 7.19% in 2001 to 6.75% in 2002.

INTEREST EXPENSE

Interest expense decreased by $328,000, or 21.0%, to $1.2 million for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The decrease was due to a $4.0 million, or 3.1%, decrease from 2001 to 2002 in the weighted-average balance of interest-bearing liabilities, and to a 90 basis point decrease in the average cost of funds, from 4.88% to 3.98%.

NET INTEREST INCOME

As a result of the changes in interest income and in interest expense, net interest income increased by $174,000, or 20.0%, to $1.0 million for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The increase in net interest income was attributable to the decrease in the average cost of interest bearing liabilities exceeding the decrease in the average yield of interest earning assets. The interest rate spread was 2.78% and 2.31% during the three-month periods ended September 30, 2002 and 2001, respectively.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $30,000 and $15,000 in the three-month periods ended September 30, 2002 and 2001, respectively. Management established the Company's existing level of its allowance for loan losses based upon its analysis of various factors, including the market value of the underlying collateral, composition of the loan portfolio, the Company's historical loss experience, delinquency trends and prevailing and projected economic conditions in the Company's market area.

NON-INTEREST INCOME

Non-interest income amounted to $49,000 and $72,000 for the three-month periods ended September 30, 2002 and 2001, respectively, a decrease of $23,000, or 32.0%. The decrease in non-interest income was primarily related to a decrease of $22,000 in gain on foreclosed real estate. Non-interest income included fees charged in connection with loans and service charges on deposit accounts of $44,000 and $41,000 for the three-month periods ended September 30, 2002 and 2001, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled $536,000 and $478,000 for the three-month periods ended September 30, 2002 and 2001, respectively, an increase of $58,000, or 12.0%, and such expense amounted to 1.53% and 1.39% of average assets on an annualized basis for the periods ended September 30, 2002 and 2001, respectively. The increase was due to increases in compensation and benefits of $44,000, occupancy expense of $4,000 and state franchise tax of $18,000, which were offset by a decrease in legal and professional fees of $8,000.

INCOME TAXES

The provision for income taxes for the three-month periods ended September 30, 2002 and 2001 was $179,000 and $162,000, respectively, which as a percentage of income before income taxes was 34.0% for each of the three-month periods ended September 30, 2002 and 2001.

NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2002                  2001
                                                                         ---------------        ---------------
Loans accounted for on a non-accrual basis:(1)
 Real estate mortgage:
     One-to-four family residential                                        $     246,786         $     332,141
     Multi-family residential, non-residential, and land                             -                     -
   Commercial non-mortgage                                                           -                     -
   Consumer                                                                       18,550                40,532
                                                                           -------------         -------------
       Total                                                               $     265,336         $     372,673
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
 Real estate mortgage:
     One-to-four family residential                                        $   1,380,837         $   1,739,818
     Multi-family residential, non-residential, and land                             -                     -
   Commercial non-mortgage                                                           -                     -
   Consumer                                                                       11,664                30,100
                                                                           -------------         -------------
       Total                                                               $   1,392,501         $   1,769,918
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   1,657,837         $   2,142,591
                                                                           =============         =============
Percentage of loans receivable, net                                                 1.38%                 1.74%
                                                                           =============         =============
Other non-performing assets (2)                                            $         -           $       9,500
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

During the nine-month period ended September 30, 2002, additional interest income of $8,582 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans actually included in income during the nine-month period ended September 30, 2002 totaled $18,677.

At September 30, 2002, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at September 30, 2002.

At September 30, 2002, the Bank had outstanding commitments to originate loans totaling $3.1 million, excluding $1.7 million in unused home equity lines of credit and $2.0 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $2.8 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2002, totaled $66.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.



ITEM 3:   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in the Company's internals controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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


Item 3.    DEFAULTS UPON SENIOR SECURITIES                                  None


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              None


Item 5.    OTHER INFORMATION                                                None


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits

                99      Certification

           b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CKF Bancorp, Inc.

Date:    November 13, 2002       /s/ John H. Stigall
                                 -----------------------------------------------
                                 John H. Stigall, President and Chief Executive
                                 Officer
                                 (Duly Authorized Officer)




Date:    November 13, 2002       /s/ Russell M. Brooks
                                 -----------------------------------------------
                                 Russell M. Brooks, Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, John H. Stigall, President and Chief Executive Officer of CKF Bancorp, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CKF Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002
                               /s/ John H. Stigall
                               -----------------------------------------------
                               John H. Stigall, President and Chief Executive Officer
                               (Duly Authorized Officer)

                                  CERTIFICATION

I, Russell M. Brooks, President and Chief Executive Officer of CKF Bancorp, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CKF Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002
                           /s/ Russell M. Brooks
                           -----------------------------------------------------
                           Russell M. Brooks, Vice President and Chief Financial Officer
                           (Duly Authorized Officer)