Form 10KSB
period 2002-12-31
CKF BANCORP INC
filed 2003-03-31
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             _______________________
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

                           Commission File No. 0-25180

                                CKF BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       DELAWARE                                                   61-1267810
---------------------------------                            -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                            40422
------------------------------------------                      ----------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were $9.4 million.

As of March 17, 2003, the aggregate market value of voting stock held by non-affiliates was approximately $9.9 million based on the closing sales price of $19.61 per share of the registrant's Common Stock, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 17, 2003: 735,843

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002. (Part II)

     2.   Portions  of  Proxy   Statement   for  the  2003  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. CKF Bancorp, Inc., a Delaware corporation (the "Company"), is the holding company for Central Kentucky Federal Savings Bank ("Central Kentucky Federal" or the "Bank"). The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision
("OTS") of the Department of the Treasury. Prior to its formation and acquisition of the Bank in 1994, the Company had no assets and no liabilities and engaged in no business activities. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank, $1.1 million in bank deposits held by the Bank and a note receivable from the Company's Employee Stock Ownership Plan. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 2002, the Company had total assets of $142.4 million, deposits of $120.3 million, net loans receivable of $119.1 million and stockholders' equity of $13.9 million.

     The executive offices of the Company and the Bank are located at 340 West Main Street, Danville, Kentucky 40422, and its telephone number is (859) 236-4181.

     THE BANK. Central Kentucky Federal was formed in 1886 as a Kentucky-chartered mutual building and loan association. In December 1960, the Bank obtained federal insurance of accounts and became a member of the Federal Home Loan Bank ("FHLB") of Cincinnati. The Bank converted to a federal mutual savings and loan association in 1969 and changed its name to Central Kentucky Federal Savings and Loan Association. Upon its conversion to stock form in December 1994, the Bank adopted its present name. The Bank operates through its main office and a branch office located in Danville, Kentucky, a branch office in Lancaster, Kentucky, and a loan production office in Nicholasville, Kentucky.

     The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans in its market area, which include loans secured by one- to four-family residential properties, loans secured by multi-family residential and non-residential properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit, and commercial non-mortgage and consumer loans, both secured and unsecured, including loans secured by deposits. Funds are also obtained through borrowings from the FHLB of Cincinnati.

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

     RECENT ACQUISITION. On May 31, 2001, the Company completed its acquisition of First Lancaster Bancshares, Inc. ("First Lancaster") and its wholly owned subsidiary, First Lancaster Federal Savings Bank. Under the terms of the merger agreement, each share of First Lancaster common stock outstanding at the effective time of the merger was canceled and First Lancaster shareholders received a cash payment of $16.27 for each share of First Lancaster common stock that they owned.

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

                                                    At May 31, 2001,
                                                    ----------------
                                                    (in thousands)
   Cash and investments .............................  $   5,190
   Loans, net (1)....................................     47,846
   Real estate owned.................................        855
   Goodwill..........................................      1,144
   Office property and equipment.....................        708
   Other assets......................................        354
                                                       ---------
        Total assets acquired........................     56,097
                                                       ---------

   Deposits (2)......................................     31,572
   FHLB Advances (2).................................     10,053
   Other liabilities.................................        776
                                                       ---------
        Total liabilities assumed....................     42,401
                                                       ---------
        Net assets acquired..........................  $  13,696
                                                       =========
_________
(1) The estimated fair value associated with the acquisition of Loans, net includes an increase of $645,000 relative to the value carried on the books of First Lancaster.
(2) The estimated fair values associated with the assumption of Deposits and of FHLB Advances include a $789,000 and an $82,000 increase relative to the value carried on the books of First Lancaster, respectively.

LENDING ACTIVITIES

     GENERAL. Central Kentucky Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied one- to four-family residential properties in its primary market area. To a lesser extent, the Bank originates nonowner-occupied one-to-four family residential, multi-family residential and non-residential real estate loans, commercial non-mortgage loans and consumer loans. Also, the Bank has purchased real estate and commercial non-mortgage loans from other financial institutions. As of December 31, 2002, the Bank's portfolio of such purchased loans totaled $7.2 million, or 5.8% of its gross loan portfolio. All loans originated by the Bank, whether fixed rate or adjustable rate, are retained in its loan portfolio.

     The Bank has sought to build an interest rate-sensitive loan portfolio by originating and purchasing adjustable rate mortgage loans ("ARMs"). As of December 31, 2002, ARMs total $88.0 million, or 78.7%, of the mortgage loan portfolio. Through late 2002, ARMs originated by Central Kentucky Federal contain an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and five years, and adjust periodically thereafter with a maximum adjustment of 2% per year and 6% over the life of the loan. Such loans have a balance at December 31, 2002, of $62.5 million, or 55.9% of the mortgage loan portfolio. Beginning in November 2002, the Bank offered ARMs that adjust periodically to the one-year Treasury Constant Maturity index. These loans have an initial adjustment period of between one and five years and adjust annually thereafter with a maximum adjustment of 2% per rate change and 7% over the life of the loan. Through the acquisition of the net assets of First Lancaster during 2001, the mortgage loan portfolio of the Bank contains ARMs that also adjust periodically to the one-year Treasury Constant Maturity index. At December 31, 2002, loans indexed to the one-year Treasury Constant Maturity index totaled $17.1 million, or 15.2% of the mortgage loan portfolio. Loans purchased from other financial institutions are generally indexed to the Prime Rate. At December 31, 2002, of the $7.2 million in loans purchased from other financial institutions, $6.2 million are indexed to the Prime Rate.

     The retention of ARMs in the portfolio helps reduce the Bank's exposure to an increase in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. Although ARMs allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceilings contained in ARM contracts. Accordingly, there can be no assurance that yields on the Bank's ARMs will adjust sufficiently to compensate for an increase in its cost of funds. The Bank intends to continue actively monitoring the interest rate environment, prepayment activity, interest rate risk and other factors in developing its strategy with respect to the volume and pricing of its fixed-rate loans and in its lending activities generally.

     The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Bank originated $4.9 million in fixed-rate mortgage loans during the year ended December 31, 2002. See "-- One- to Four-Family Real Estate Lending."

     Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 2002, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.8 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.7 million.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2002, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                             At December 31,
                                                           -------------------------------------------------------
                                                                     2002                             2001
                                                           ----------------------            ---------------------
                                                            Amount           %               Amount            %
                                                            ------        -------            ------        -------
                                                                             (Dollars in thousands)
Real estate mortgage loans:
  One- to four-family residential (1).....................  $   93,397     75.89%           $  96,856       76.01%
  Multi-family residential................................       2,793      2.27                1,479        1.16
  Non-residential.........................................      19,058     15.49               20,492       16.08

Commercial non-mortgage loans.............................       3,907      3.17                3,408        2.68

Consumer loans:
  Home equity loans, secured by mortgage..................         683       .55                1,025         .80
  Secured by deposits.....................................         408       .33                  475         .37
  Other...................................................       2,825      2.30                3,690        2.90
                                                            ----------    ------            ---------      ------
                                                               123,071    100.00%             127,425      100.00%
                                                                          ======                           ======
Less:
  Loans in process........................................       3,351                          3,432
  Deferred loan fees......................................          32                             46
  Allowance for loan losses...............................         571                            458
                                                            ----------                      ---------
     Loans receivable, net................................  $  119,117                      $ 123,489
                                                            ==========                      =========

______________
(1) Includes construction loans that convert to permanent loans totaling $2,528,000 and $4,820,000 at December 31, 2002 and 2001, respectively, and includes construction loans without a conversion feature totaling $7,074,000 and $6,968,000 at December 31, 2002 and 2001, respectively.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below. The tables below exclude deferred loan origination fees and the allowance for loan losses, which are netted against outstanding loan balances at December 31, 2002 in the loan portfolio composition table above.

                                                            Due After
                                     Due Within             1 Through            Due After
                                   One Year After         5 Years After        5 Years After
                                  December 31, 2002     December 31, 2002     December 31, 2002      Total
                                  -----------------     -----------------     -----------------      -----
                                                         (In thousands)
Real estate mortgage:
  One- to four-family residential..  $    7,577           $  11,067           $   72,136          $   90,780
  Multi-family residential and
    non-residential................       6,275               6,553                8,289              21,117
Commercial non-mortgage............       1,484               1,556                  867               3,907
Consumer...........................       1,632               1,492                  792               3,916
                                     ----------           ---------           ----------          ----------
    Total..........................  $   16,968           $  20,668           $   82,084          $  119,720
                                     ==========           =========           ==========          ==========

     The following table sets forth at December 31, 2002, the dollar amount of all loans due one year or more after December 31, 2002 which have predetermined interest rates or have floating or adjustable interest rates.

                                                    Predetermined        Floating or
                                                        Rate           Adjustable Rates        Total
                                                    -------------      ----------------        -----
                                                                         (In thousands)
Real estate mortgage:
  One- to four-family residential..................  $  14,185            $  69,018          $  83,203
  Multi-family residential and non-residential.....      2,044               12,798             14,842
Commercial non-mortgage............................         90                2,333              2,423
Consumer...........................................        394                1,890              2,284
                                                     ---------            ---------          ---------
   Total...........................................  $  16,713            $  86,039          $ 102,752
                                                     =========            =========          =========


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

     ONE- TO FOUR-FAMILY REAL ESTATE LENDING. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At December 31, 2002, $93.4 million, or 75.9% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were primarily single-family residences located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property. The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage loans.

     The Bank offers three types of residential adjustable rate mortgage loans, all of which are tied to the one-year Treasury Constant Maturities index The ARMs' adjustment periods offered are one, three and five years initially with annual adjustments thereafter and with interest rate adjustments of not more than 2% per rate change and limited over the life of the loan to not more than 7% above the initial rate. Subsequent to November 2002, the Bank offered residential adjustable rate mortgage loans tied to the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders index. The Bank's adjustable rate residential mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option usually without penalty.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties and/or used for refinancing purposes is also 80%. The Bank does originate some adjustable rate loans on owner occupied single-family residences with loan-to-value ratios as high as 89.9%. For those loans with a loan-to-value ratio in excess of 80%, the Bank charges an additional 0.50% over the otherwise available interest rate plus a loan fee of 0.50% of the loan amount rather than the normal fee of $450.

     The Bank also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 30 years. The Bank originated $4.9 million of fixed-rate single-family mortgage loans during 2002, or 11.4% of the total mortgage loans originated during the year. Fixed rate loans, secured by residential or by non-residential real estate, that have a remaining maturity of one year or more totaled $16.2 million, or 14.5% of the Bank's mortgage loan portfolio, at December 31, 2002. All such loans were held as long-term investments and none were held for sale.

     The Bank has purchased a limited amount of one- to four-family residential loans from another financial institution. The amount of such purchases during 2002 were $1.8 million, and the balance of purchased one- to four family residential loans at December 31, 2002 was $1.5 million.

     CONSTRUCTION LENDING. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and, to a lesser extent, for construction of multi-family and non-residential properties. These properties are primarily located in the Bank's market area. At December 31, 2002, the Bank's loan portfolio included $9.6 million of gross loans secured by properties under construction, of which $2.5 million were construction/permanent loans structured to become permanent loans upon the completion of construction. The remaining $7.1 million of loans secured by properties under construction contain no conversion-to-permanent feature and have an original maturity of six months to one year. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and monthly payments start being paid one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a Construction Loan Agreement with the Bank. Construction loans that have six month to one year maturities require interest only payments during the construction loan period. A significant percentage of these loans will refinance into permanent real estate loans originated by the Bank.

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

     MULTI-FAMILY AND NON-RESIDENTIAL REAL ESTATE LENDING. The multi-family and non-residential real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and non-residential real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. The Bank has also purchased non-residential real estate loans from other financial institutions. During 2002, $2.6 million in non-residential real estate loans were purchased. At December 31, 2002, such purchased loans totaled $4.4 million. The Bank's portfolio of multi-family and non-residential real estate loans, including those both originated and purchased, totaled, at December 31, 2002, $21.1 million, or 18.9% of its mortgage loan portfolio.

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

     CONSUMER AND COMMERCIAL NON-MORTGAGE LENDING. The Bank does not emphasize consumer or commercial non-mortgage lending although it does originate such loans on a regular basis. Consumer loans and commercial non-mortgage loans are originated on a secured and unsecured basis and generally require a pre-existing relationship with the Bank. Secured personal consumer loans may be collateralized by certificates of deposits issued by the Bank, marketable common stock, automobiles, or other chattel. Also, included as consumer lending is open ended home equity lines of credit, which generally will be secured by a second mortgage on single family residential property on which the Bank has a first mortgage. At December 31, 2002, consumer loans amounted to $3.9 million, or 3.2% of the Bank's gross loan portfolio. Commercial non-mortgage loans may be secured by vehicles used in business or by inventory or equipment of the business. These loans are made on a limited basis and only to businesses in the local market. Generally, personal guarantees of well established individuals are required. The Bank has also purchased, from another financial institution, commercial non-mortgage loans, which had an outstanding balance at December 31, 2002 of $1.3 million. At December 31, 2002, total commercial non-mortgage loans, including those purchased, amount to $3.9 million, or 3.2% of the Bank's gross loan portfolio.

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

                                                                        Year Ended December 31,
                                                                       ----------------------------
                                                                         2002               2001
                                                                       ----------         ---------
                                                                             (In thousands)
         Loans originated:
           Real estate mortgage:
             Construction............................................  $   13,335         $  11,685
             One- to four-family residential.........................      23,999            18,514
             Multi-family residential................................       1,019               841
             Non-residential.........................................       4,143             1,041
           Commercial non-mortgage...................................         612             1,501
           Consumer..................................................       3,425             6,955
                                                                       ----------         ---------
               Total loans originated................................  $   46,533         $  40,537
                                                                       ==========         =========

         Loans purchased  (1):
           Real estate mortgage:
             One- to four family residential.........................  $    1,771         $      -
             Non-residential.........................................       2,574             2,833
           Commercial non-mortgage...................................       2,589             1,600
                                                                       ----------         ---------
               Total loans purchased.................................  $    6,931         $   4,433
                                                                       ==========         =========

     ______________
     (1) Does not include $47.2 million in loans acquired in the year ended December 31, 2001 through the purchase of First Lancaster.

     The Bank has purchased loans primarily from a commercial bank in southern Indiana and, to a lesser extent, from two commercial banks in the local market area. In the future, the Bank expects to continue to supplement its own loan originations, particularly during periods of slower local loan demand, with relatively modest volumes of purchased loans. Management will closely monitor purchased loans and will require that the loans meet the Bank's underwriting policies.

     The Bank has not sold any of the loans that it has originated. The Bank does service one non-residential mortgage loan totaling $26,000. The servicing of such loans was acquired through the purchase of First Lancaster.

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

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 2002, the Bank had received $32,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 2002, management had $227,000 of assets classified as special mention, $1.7 million of assets classified as substandard, and no assets classified as doubtful or loss. For additional information, see "-- Non-Performing Loans and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

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

     Accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 1 of Notes to Consolidated Financial Statements. At December 31, 2002, the Bank had identified no impaired loans, as defined by SFAS No. 114.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                  2002                2001
                                                                ----------          ---------
                                                                   (Dollars in thousands)
       Balance at beginning of period.........................  $      458          $     186
                                                                ----------          ---------

       Loans charged-off......................................           9                 24
       Recoveries.............................................           2                 -
                                                                ----------          ---------
           Net loans charged-off..............................           7                 24
                                                                ----------          ---------

       Provision for loan losses..............................         120                 50
       Balance recorded in acquisition of First Lancaster.....          --                246
                                                                ----------          ---------
       Balance at end of period...............................  $      571          $     458
                                                                ==========          =========

       Ratio of net charge-offs to average
           loans outstanding during the period................        .006%             .023%
                                                                ==========          =========

       Ratio of allowance for loan losses
           to non-performing loans............................       31.18%            21.37%
                                                                ==========          =========

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

                                                                     At December 31,
                                                   --------------------------------------------------------
                                                           2002                             2001
                                                   -----------------------          -----------------------
                                                                Percent of                      Percent of
                                                                 Loans in                        Loans in
                                                               Category to                     Category to
                                                    Amount     Total Loans          Amount     Total Loans
                                                    ------     -----------          ------     ------------
                                                                     (Dollars in thousands)
       Real estate mortgage loans (1):
         One- to four-family residential........... $   571         75.89%         $   458      76.01%
         Multi-family residential..................      --          2.27               --       1.16
         Non-residential...........................      --         15.49               --      16.08
       Commercial non-mortgage loans...............      --          3.17               --       2.68
       Consumer loans (2)..........................      --          3.18               --       4.07
                                                    -------        ------          -------     ------
             Total allowance for loan losses....... $   571        100.00%         $   458     100.00%
                                                    =======        ======          =======     ======

     ____________
     (1)  Includes construction loans.
     (2)  Includes home equity loans and loans secured by deposits.

     NON-PERFORMING LOANS AND OTHER PROBLEM ASSETS. Management reviews the Bank's loans on a regular basis. The policy of the Bank is to classify in a non-accrual status any mortgage loan which is past due 90 days or more, and whose loan balance plus accrued interest exceeds 90% of the estimated loan collateral value. Consumer and commercial non-mortgage loans are charged off, or any expected loss is reserved, after they become more than 90 days past due unless substantial collateral exists and the likelihood of any loss is very low.

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

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair market value, net of any selling costs. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                                  At December 31,
                                                                           -------------------------
                                                                            2002               2001
                                                                           -------           -------
                                                                             (Dollars in thousands)
       Loans accounted for on a non-accrual basis: (1)
         Real estate mortgage:
           One- to four-family residential...........................      $   262           $   332
           Multi-family residential and non-residential..............           -                 -
         Commercial non-mortgage.....................................           -                 -
         Consumer....................................................           -                 41
                                                                           -------           -------
               Total.................................................      $   262           $   373
                                                                           -------           -------
       Accruing loans which are contractually past due 90 days or more:
         Real estate mortgage:
           One- to four-family residential...........................      $ 1,418           $ 1,741
           Multi-family residential and non-residential..............          131                -
         Commercial non-mortgage.....................................           -                 -
         Consumer....................................................           19                30
                                                                           -------           -------
               Total.................................................      $ 1,568           $ 1,771
                                                                           -------           -------
               Total of non-accrual and 90 days past due loans.......      $ 1,830           $ 2,144
                                                                           =======           =======
       Percentage of loans receivable, net...........................         1.54%             1.74%
                                                                           =======           =======
       Other non-performing assets (2)...............................      $    88           $    10
                                                                           =======           =======
       Restructured loans............................................      $    --           $    --
                                                                           =======           =======

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

     During the year ended December 31, 2002, additional interest income of $23,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year.

     At December 31, 2002, there were no loans identified by management, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     It is management's intention, and the Bank has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, the Company classifies marketable equity securities as investment securities available for sale. Investment securities in this classification are recorded at market value. At December 31, 2002, the unrealized holding gains of $288,000, less the applicable deferred tax of $98,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 3 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                                 At December 31,
                                                                        ---------------------------
                                                                          2002               2001
                                                                        ---------         ---------
                                                                          (Dollars in thousands)
       Investment securities available for sale:
         Federal Home Loan Mortgage Corporation stock.................  $   1,929         $   2,137
                                                                        ---------         ---------
             Total investment securities available for sale...........  $   1,929         $   2,137
                                                                        =========         =========
       Investment securities held to maturity:
         U.S. government agency bonds.................................  $   1,524         $   1,495
         Mortgage-backed securities...................................        109               168
                                                                        ---------         ---------
             Total investment securities held to maturity.............  $   1,633         $   1,663
                                                                        =========         =========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 2002.

                                   One Year or Less        One to Five Years      Five to Ten Years
                                   -----------------       ------------------     ------------------
                                   Carrying  Average       Carrying   Average     Carrying   Average
                                     Value    Yield         Value      Yield       Value      Yield
                                   --------  -------       --------   -------     --------   -------
Investment securities available
  for sale:
    FHLMC stock..................  $ 1,929     1.49%       $    --       - %      $   --       -  %
                                   -------                 -------                ------
Investment securities held-to-
  maturity:
    U.S Government agency bonds..      498     5.38          1,026     4.87           --       -
    Mortgage-backed securities...       16     7.14             76     7.19           16      8.71
                                   -------                 -------                ------
        Total....................      514     5.44          1,102     5.03           16      8.71
                                   -------                 -------                ------
Total investment securities......  $ 2,443     2.32        $ 1,102     5.03       $   16      8.71
                                   =======                 =======                ======

                                    More than Ten  Years       Total Investment Portfolio
                                    --------------------     -----------------------------
                                    Carrying     Average     Carrying    Market    Average
                                      Value       Yield        Value     Value      Yield
                                    --------     -------     --------    ------    -------
Investment securities available
  for sale:
    FHLMC stock..................    $   --        - %       $  1,929    $ 1,929     1.49%
                                     ------                  --------    -------
Investment securities held-to-
  maturity:
    U.S Government agency bonds..        --        -            1,524      1,595     5.04
    Mortgage-backed securities...         1      12.56            109        115     7.44
                                     ------                  --------    -------
        Total....................         1      12.56          1,633      1,710     5.20
                                     ------                  --------    -------
Total investment securities......    $    1      12.56       $  3,562    $ 3,639     3.19
                                     ======                  ========    =======

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

     Deposits in the Bank as of December 31, 2002 were represented by the various types of savings described below. The table below and subsequent tables reflect elimination of deposits held by the Company.

Interest      Minimum                                                     Minimum                    Percentage of
Rate (1)        Term                      Category                         Amount        Balances    Total Deposits
--------      --------                    --------                        --------       --------    --------------
                                                                                       (In thousands)
 -- %          None                 Demand Deposit Accounts               $     100    $     856            .71%
1.51           None                 Passbook and Statement Savings                1        5,784           4.81
1.27           None                 NOW Accounts                                 50        5,092           4.23
2.40           None                 Money Market Deposit Accounts             2,500       11,935           9.93

                                    Certificates of Deposit
                                    -----------------------

2.18           91-day               Fixed-Term, Fixed-Rate                      500        1,459           1.21
2.64           182-day              Fixed-Term, Fixed-Rate                      500        8,346           6.94
2.71           9-month              Fixed-Term, Fixed-Rate                      500        3,163           2.63
3.05           12-month             Fixed-Term, Fixed-Rate                      500       25,564          21.26
3.19           14-month             Fixed-Term, Fixed Rate                      500        3,385           2.82
4.10           18-month             Fixed-Term, Fixed-Rate                      500       11,675           9.71
4.51           24-month             Fixed-Term, Fixed-Rate                      500       15,883          13.21
5.33           30-month             Fixed-Term, Fixed-Rate                      500        5,942           4.94
5.41           36-month             Fixed-Term, Fixed-Rate                      500        6,775           5.63
5.37           42-month             Fixed-Term, Fixed-Rate                      500          665            .55
5.18           48-month             Fixed-Term, Fixed-Rate                      500          993            .83
6.15           60-month             Fixed-Term, Fixed-Rate                      500       12,480          10.38
                                                                                       ---------         ------
                                                                                         119,997          99.79
   Unamoritized fair market value adjustment related to
     First Lancaster deposits assumed                                                        256            .21
                                                                                       ---------         ------
                                                                                       $ 120,253         100.00%
                                                                                       =========         ======

-------------
   (1)   Represents weighted average interest rate.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                                       At December 31,
                                                     -----------------------------------------------------
                                                               2002                          2001
                                                     ---------------------        ------------------------
                                                     Interest-                    Interest-
                                                     Bearing                      Bearing
                                                     Demand         Time          Demand             Time
                                                     Deposits     Deposits        Deposits        Deposits
                                                     --------     --------        --------        --------
                                                                     (Dollars in thousands)
Average balance....................................  $  21,778   $   96,673       $   15,175     $   78,463
Average rate.......................................       2.24%        4.37%           2.58%           5.34%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                            Balance at                                    Balance at
                                           December 31,        %          Increase        December 31,      %
                                              2002          Deposits      (Decrease)         2001       Deposits
                                           ------------     --------      ----------      -----------   --------
                                                                  (Dollars in thousands)
Demand Deposit Accounts................... $     856          .71%      $     (136)     $     992        0.87%
Passbook and Statement Savings............     5,784         4.81            1,140          4,644        4.09
NOW Accounts..............................     5,092         4.23              707          4,385        3.86
Money Market Deposit Accounts.............    11,935         9.93            5,417          6,518        5.74
91-day Certificates.......................     1,459         1.21              (26)         1,485        1.31
182-day Certificates......................     8,346         6.94             (173)         8,519        7.50
9-month Certificates......................     3,163         2.63             (953)         4,116        3.62
12-month Certificates.....................    25,564        21.26            4,736         20,828       18.33
14-month Certificates.....................     3,385         2.82           (1,201)         4,586        4.03
18-month Certificates.....................    11,675         9.71           (4,245)        15,920       14.01
24-month Certificates.....................    15,883        13.21            2,076         13,807       12.15
30 month Certificates.....................     5,942         4.94           (1,000)         6,942        6.11
36-month Certificates.....................     6,775         5.63              792          5,983        5.26
42-month Certificates.....................       665          .55               22            643         .57
48-month Certificates.....................       993          .83             (206)         1,199        1.05
60-month Certificates ....................    12,480        10.38              (93)        12,573       11.06
                                           ---------       ------         --------       --------      ------
                                             119,997        99.79            6,857        113,140       99.56
  Unamortized fair market value
    adjustment related to First
    Lancaster deposits assumed                   256          .21             (246)           502         .44
                                           ---------       ------         --------       --------      ------
                                           $ 120,253       100.00%        $  6,611       $113,642      100.00%
                                           =========       ======         ========       ========      ======

     The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                                          At December 31,
                                                     ---------------------------
                                                      2002                2001
                                                     -------             -------
                                                          (In thousands)

0.01 - 2.00% ...........................             $ 1,010             $    --
2.01 - 4.00% ...........................              59,274              15,522
4.01 - 6.00% ...........................              21,869              53,635
6.01 - 8.00% ...........................              14,433              27,946
                                                     -------             -------
                                                     $96,586             $97,103
                                                     =======             =======

     The following table sets forth the amount and maturities of time deposits at December 31, 2002.

                                                                 Amount Due
                                  ------------------------------------------------------------------------
                                  Less Than                                        After
    Rate                          One Year        1-2 Years        2-3 Years       3 Years           Total
    ----                          ---------       ---------        ---------       -------           -----
                                                             (In thousands)
0.01 -  2.00%...................  $   1,010       $       --     $       --      $       --       $    1,010
2.01 -  4.00%...................     44,763           11,082          2,804             625           59,274
4.01 -  6.00%...................     14,426            4,547            124           2,772           21,869
6.01 -  8.00%...................      4,723            3,593          4,522           1,595           14,433
                                  ---------       ----------     ----------      ----------       ----------
                                  $  64,922       $   19,222     $    7,450      $    4,992       $   96,586
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                                    Certificates
       Maturity Period                               of Deposits
       ---------------                              -------------
                                                   (In thousands)

   Three months or less...........................  $    7,422
   Over three through twelve months...............      14,233
   Over twelve months.............................      11,800
                                                    ----------
      Total.......................................  $   33,455
                                                    ==========

     The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                    2002              2001
                                                                ----------         ----------
                                                                        (In thousands)
       Deposits...............................................  $  129,675         $  122,378 (1)
       Withdrawals............................................     125,686             97,931
                                                                ----------         ----------
           Net increase before interest credited..............       3,989             24,447
       Interest credited......................................       2,868              3,016
                                                                ----------         ----------
           Net increase in deposits  (2)......................  $    6,857         $   27,463
                                                                ==========         ==========

     _______________
     (1) Does not include $31,207,000 in deposits acquired in purchase of First Lancaster.
     (2) Does not reflect $246,000 and $502,000 of unamortized fair market adjustment, as of December 31, 2002 and 2001, respectively, related to deposits acquired in purchase of First Lancaster.

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

                                                                       At or For the
                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                   2002               2001
                                                                ----------         ---------
                                                                   (Dollars in thousands)
       Amounts outstanding at end of period:
         FHLB advances  (1)...................................  $    6,680         $  10,922
                                                                ==========         =========
         Weighted average rate paid...........................        5.39%            5.13%
                                                                       At or For the
                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                   2002               2001
                                                                ----------         ---------
                                                                   (Dollars in thousands)
       Maximum amount of borrowings outstanding
           at any month end:
         FHLB advances........................................  $   10,901         $  22,008
                                                                ==========         =========
                                                                       At or For the
                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                   2002               2001
                                                                ----------         ---------
                                                                   (Dollars in thousands)
       Approximate average borrowings outstanding
           with respect to:
         FHLB advances........................................  $    8,450         $  10,500
                                                                ==========         =========
         Approximate weighted average rate paid...............        4.83%            4.43%

     ____________________
     (1) The Bank makes monthly principal and interest payments of $27,000 on fixed rate advances which had a total balance of $2,001,000 at December 31, 2002. Fixed rate advances requiring monthly interest payments totaled $4,000,000 and will mature in 2003. A variable rate advance indexed to the 1-year treasury security with a balance of $650,000 at December 31, 2002 matures in 2015. Advances totaling $9,971,000 were assumed during the year ended December 31, 2001 related to the acquisition of First Lancaster. Those assumed advances created a market value adjustment which had a remaining balance of $30,000 and $59,000 at December 31, 2002 and 2001, respectively.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 2002 the Bank was authorized to invest up to approximately $4.3 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $106,000 at December 31, 2002. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve"), pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

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

EMPLOYEES

     As of December 31, 2002, the Bank had 23 full-time and 3 part-time employees, none of whom was represented by a collective bargaining agreement. The Bank believes that it enjoys good relations with its personnel.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Cincinnati. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

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

     In order to satisfy, the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2002, the Bank was in compliance with the QTL Test.

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

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2002, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings institution has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 2002, the Bank's adjusted total assets for purposes of core capital requirement were $141.0 million.

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

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 2002, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 2002, see Note 9 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule with its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The interest rate risk rule did not have a material effect on the Bank's risk based capital at December 31, 2002.

     The table below presents the Bank's capital position at December 31, 2002, relative to its various minimum regulatory capital requirements.

                                                                          At December 31, 2002
                                                                  ---------------------------------
                                                                                         Percent of
                                                                  Amount                 Assets (1)
                                                                  ------                 ----------
                                                                         (Dollars in thousands)
     Tangible Capital............................................ $  11,383                8.07%
     Tangible Capital Requirement................................     2,115                1.50
                                                                  ---------               -----
        Excess .................................................. $   9,268                6.57%
                                                                  =========               =====

     Core Capital................................................ $  11,383                8.07%
     Core Capital Requirement....................................     5,639                4.00
                                                                  ---------               -----
        Excess .................................................. $   5,744                4.07%
                                                                  =========               =====

     Risk-Based Capital.......................................... $  12,144               14.07%
     Risk-Based Capital Requirement..............................     6,907                8.00
                                                                  ---------               -----
        Excess................................................... $   5,237                6.07%
                                                                  =========               =====

     _____________
     (1) Based upon adjusted total assets of $141.0 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $86.3 million for purposes of the risk-based capital requirements.

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

___________
*  3.0% if institution has a composite 1 CAMELS rating.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $42.1 million of transaction accounts, plus 10% on the remainder. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2002, the Bank met its reserve requirements.

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

     STATE INCOME TAXATION. The Commonwealth of Kentucky imposes no income tax on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the year ended December 31, 2002, the amount of such expense for the Bank was $124,000. The Company is subject to a State of Delaware annual franchise tax based on assets. For the year ended December 31, 2002, the amount of such expense to the Company was $14,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's main, branch, and loan office facilities at December 31, 2002.

                                   Year         Owned or        Square
                                 Opened          Leased         Footage       Net Book Value
                                 ------         --------        -------       --------------
     Main Office:
      340 West Main Street
      Danville, Kentucky           1968           Owned         5,832           $ 396,281

     Branch Offices:
      Ridgefield Shopping Center
      Danville, Kentucky           2000           Owned         2,304             695,051

      208 Lexington Avenue
      Lancaster, Kentucky          1988           Owned         3,918             613,244

    Loan Production  Office:
      713 Edgewood Drive
      Nicholasville, Kentucky      1997          Leased           532                  --

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The report of Miller Mayer Sullivan and Stevens, LLP with respect to the consolidated statements of financial condition of the Company and its subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended December 31, 2001 follows.

              [LETTERHEAD OF MILLER MAYER SULLIVAN & STEVENS LLP]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
CKF Bancorp, Inc.
Danville, Kentucky

We have audited the accompanying consolidated balance sheet of CKF Bancorp, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of CKF Bancorp, Inc. (Company). Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKF Bancorp, Inc. and Subsidiary as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Miller Mayer Sullivan & Stevens LLP

Lexington, Kentucky
February 15, 2002

     The consolidated financial statements contained on pages 14 through 40 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     On November 12, 2002, Miller, Mayer, Sullivan & Stevens LLP ("MMSS") resigned as independent auditors of the Company. On November 12, 2002, the Company engaged EKW & Associates, LLP ("EKW") as its successor independent audit firm. The Company's engagement of EKW was approved by the Company's Audit Committee and approved by the Company's Board of Directors on November 12, 2002.

     MMSS served as the Company's independent accountants to audit the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2001. MMSS's report on the Company's consolidated financial statements as of and for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company's fiscal year ended December 31, 2001 and the subsequent interim period from January 1, 2002 through November 12, 2002, there were no disagreements with MMSS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MMSS, would have caused MMSS to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The  information   contained  under  the  sections   captioned   "Executive
Compensation and Other Benefits" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

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

     (d)  EQUITY COMPENSATION PLANS

          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                (a)                            (b)                           (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                         warrants & rights        options, warrants and rights     reflected in column (a))
                                     --------------------------   ----------------------------  ------------------------------
Equity compensation plans
  approved by security holders                 42,500                         14.45                         4,000

Equity compensation plans not
  approved by security holders                   -                              -                             -

Total                                          42,500                         14.45                         4,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

     (a)  List of Documents Filed as Part of this Report and Exhibits
          -----------------------------------------------------------

     (1)  Financial   Statements.   The  following   financial   statements  are
incorporated by reference from Item 7 hereof:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 2002 and 2001

          Consolidated Statements of Income for Each of the Years in the Two-Year Period Ended December 31, 2002

          Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Two-Year Period Ended December 31, 2002

          Consolidated Statements of Cash Flows for Each of the Years in the Two-Year Period Ended December 31, 2002

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

      No.         Exhibits
      ---         ---------
       2          Agreement and Plan of Merger dated December 14, 2000                      *
                  by and among CKF Bancorp, Inc., Central Kentucky Federal
                  Savings Bank, First Lancaster Bancshares, Inc. and First
                  Lancaster Federal Savings Bank
       3.1        Certificate of Incorporation of CKF Bancorp, Inc.                         **
       3.2        Bylaws of CKF Bancorp, Inc.                                               ***
      10.1        CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan                    ****
      10.2 (a)    Severance Agreements between Central Kentucky Federal                     ****
                  Savings Bank and Ann L. Hooks
           (b)    Severance Agreements between CKF Bancorp, Inc. and                        ****
                  Ann L. Hooks
      10.3 (a)    Employment Agreement between Central Kentucky                             ****
                  Federal Savings Bank and John H. Stigall
           (b)    Employment Agreement between CKF Bancorp, Inc.                            ****
                  and John H. Stigall
      10.4        CKF Bancorp, Inc. Employee Recognition Plan                               ****
      13          2002 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Accountants
      99          Certification pursuant to 18 U.S.C. Section 1350

___________
* Incorporated by reference to the Company's Current Report on Form 8-K filed on December 21, 2000 (File No. 0-25180).
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (Commission File No. 0-25180).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).

     (b) Reports on Form 8-K.  During the quarter ended  December 31, 2002,  the
         -------------------
Company filed one Current Report on Form 8-K (the "Form 8-K"). In the Form 8-K, the Company reported under Item 4 regarding the resignation of MMSS and the appointment of EKW as the Company's independent auditor. The date of the Form 8-K was November 12, 2002.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CKF BANCORP, INC.


March 28, 2003                          By:/s/ John H. Stigall
                                           -------------------------------------
                                           John H. Stigall
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John H. Stigall                                            March 28, 2003
------------------------------------------------
John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Russell M. Brooks                                          March 28, 2003
------------------------------------------------
Russell M. Brooks
Vice President and Chief Financial Officer
(Principal Financial Officer and
  Principal Accounting Officer)

/s/ Jack L. Bosley, Jr.                                        March 28, 2003
------------------------------------------------
Jack L. Bosley, Jr.
Director

/s/ W. Irvine Fox, Jr.                                         March 28, 2003
------------------------------------------------
W. Irvine Fox, Jr.
Director

/s/ William H. Johnson                                         March 28, 2003
------------------------------------------------
William H. Johnson
Director

/s/ W. Banks Hudson, III                                       March 28, 2003
------------------------------------------------
W. Banks Hudson, III
Director

/s/ Yvonne York Morley                                         March 28, 2003
------------------------------------------------
Yvonne York Morley
Director

/s/ Warren O. Nash                                             March 28, 2003
------------------------------------------------
Warren O. Nash
Director

/s/ Virginia R. S. Stump                                       March 28, 2003
------------------------------------------------
Virginia R. S. Stump
Director

                                  CERTIFICATION

     I, John H. Stigall, President and Chief Executive Officer of CKF Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of CKF Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                           /s/ John H. Stigall
                                           -------------------------------------
                                           John H. Stigall
                                           President and Chief Executive Officer

                                  CERTIFICATION


     I, Russell M. Brooks, Vice President and Chief Financial Officer of CKF Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of CKF Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                      /s/ Russell M. Brooks
                                      ------------------------------------------
                                      Russell M. Brooks
                                      Vice President and Chief Financial Officer