Form 10QSB
period 2003-03-31
CKF BANCORP INC
filed 2003-05-14
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180

                                CKF BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                               61-1267810
--------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                           Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                         40422
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (859) 236-4181
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

As of May 9, 2003, 735,843 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:     Yes          No   X
                                                       ---          ---

                                    CONTENTS

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                  and December 31, 2002........................................3

              Consolidated Statements of Income for the Three-Month
                  Periods Ended March 31, 2003 and 2002 (unaudited)............4

              Consolidated Statement of Changes in Stockholders' Equity
                  for the Three-Month Periods Ended March 31, 2003
                  and 2002 (unaudited).........................................5

              Consolidated Statements of Cash Flows for the Three-Month
                  Periods Ended March 31, 2003 and 2002 (unaudited)............6

              Notes to Consolidated Financial Statements.......................7

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8

Item 3.       Controls and Procedures.........................................12


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................13

Item 2.       Changes in Securities and Use of Proceeds.......................13

Item 3.       Defaults Upon Senior Securities.................................13

Item 4.       Submission of Matters to a Vote of Security Holders.............13

Item 5.       Other Information...............................................13

Item 6.       Exhibits and Reports on Form 8-K................................13

SIGNATURES....................................................................14

CERTIFICATIONS................................................................15

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            AS OF           AS OF
                                                                          MARCH 31,      DECEMBER 31,
                                                                            2003             2002
                                                                        -------------    -------------
                                                                         (Unaudited)
ASSETS

Cash and due from banks                                                 $     938,489    $   1,413,949
Interest bearing deposits                                                  19,044,433       12,303,193
                                                                        -------------    -------------
       Cash and cash equivalents                                           19,982,922       13,717,142
Investment securities:
   Securities available-for-sale                                            1,734,883        1,929,282
   Securities held-to-maturity (market values of $1,685,209 at
     March 31, 2003 and of $1,710,354 at December 31, 2002)                 1,617,887        1,633,216
Federal Home Loan Bank stock, at cost                                       1,681,900        1,665,500
Loans receivable                                                          113,383,966      119,687,711
Allowance for loan losses                                                    (598,446)        (570,701)
Accrued interest receivable                                                   867,192          928,473
Real estate owned                                                              89,588           88,186
Office property and equipment, net                                          2,014,737        2,042,121
Goodwill                                                                    1,099,588        1,099,588
Other assets                                                                  162,940          135,294
                                                                        -------------    -------------
       Total assets                                                     $ 142,037,157    $ 142,355,812
                                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $ 120,546,156    $ 120,253,479
Advances from Federal Home Loan Bank                                        6,015,146        6,680,403
Accrued interest payable                                                       57,363           42,482
Advance payment by borrowers for taxes and insurance                           77,047           38,430
Accrued federal income tax                                                    178,241           94,539
Deferred federal income tax                                                   783,343          795,908
Other liabilities                                                             467,009          536,937
                                                                        -------------    -------------
     Total liabilities                                                    128,124,305      128,442,178
                                                                        -------------    -------------
Commitments and contingencies                                                      --               --
                                                                        -------------    -------------
Preferred stock, 100,000 shares, authorized and unissued
Common stock, $.01 par value, 4,000,000 shares authorized;
   735,843, issued and outstanding                                             10,000           10,000
Additional paid-in capital                                                  9,527,813        9,531,454
Retained earnings, substantially restricted                                 9,632,269        9,564,805
Accumulated other comprehensive income                                         61,886          190,189
Treasury stock, 264,157 shares, at cost                                    (4,354,309)      (4,354,309)
Incentive Plan Trust, 31,500 and 34,100 shares, respectively, at cost        (614,565)        (665,291)
Unearned Employee Stock Ownership Plan (ESOP) stock                          (350,242)        (363,214)
                                                                        -------------    -------------
     Total stockholders' equity                                            13,912,852       13,913,634
                                                                        -------------    -------------
     Total liabilities and stockholders' equity                         $ 142,037,157    $ 142,355,812
                                                                        =============    =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 FOR THE THREE-MONTH PERIODS
                                                                         ENDED MARCH 31
                                                                   ------------------------
                                                                      2003          2002
                                                                   ----------   -----------
INTEREST AND DIVIDEND INCOME:
   Interest on loans                                               $2,025,815   $2,288,086
   Interest and dividends on investments                               46,009       48,212
   Other interest income                                               34,267       32,073
                                                                   ----------   ----------
      Total interest and dividend income                            2,106,091    2,368,371
                                                                   ----------   ----------

INTEREST EXPENSE:
   Interest on deposits                                             1,006,861    1,250,797
   Interest on advances from the Federal Home Loan Bank                70,593      127,540
                                                                   ----------   ----------
      Total interest expense                                        1,077,454    1,378,337
                                                                   ----------   ----------

NET INTEREST INCOME                                                 1,028,637      990,034
   Provision for loan losses                                           30,000       30,000
                                                                   ----------   ----------
      Net interest income after provision for loan losses             998,637      960,034
                                                                   ----------   ----------

NON-INTEREST INCOME:
   Loan and other service fees                                         46,731       43,557
   Gain on foreclosed real estate                                         817          953
   Other non-interest income, net                                         268        2,222
                                                                   ----------   ----------
      Total non-interest income                                        47,816       46,732
                                                                   ----------   ----------
Non-interest expense:
   Compensation and employee benefits                                 294,761      290,251
   Occupancy and equipment expense, net                                55,056       52,391
   Data processing                                                     60,969       56,616
   Legal and other professional fees                                   11,948       16,637
   State franchise tax                                                 35,608       33,668
   Other non-interest expense                                          83,120       78,459
                                                                   ----------   ----------
      Total non-interest expense                                      541,462      528,022
                                                                   ----------   ----------
Income before income tax expense                                      504,991      478,744

Provision for income taxes                                            170,318      162,773
                                                                   ----------   ----------
Net income                                                         $  334,673   $  315,971
                                                                   ==========   ==========
Basic earnings per common share                                    $      .50   $      .48
                                                                   ==========   ==========
Diluted earnings per common share                                  $      .49   $      .48
                                                                   ==========   ==========
Weighted average common shares outstanding during the period          668,079      652,134
                                                                   ==========   ==========
Weighted average common shares outstanding after dilutive effect
   during the period                                                  682,707      659,760
                                                                   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                  ADDITIONAL                             OTHER
                                     COMMON         PAID-IN           RETAINED        COMPREHENSIVE           TREASURY
                                      STOCK         CAPITAL           EARNINGS            INCOME               STOCK
                                     --------     -----------        -----------      -------------        --------------
Balance, December 31, 2001           $ 10,000     $ 9,555,941        $ 8,727,481          $ 327,117        $ (4,301,010)

Comprehensive income:
  Net income                                                             315,971
  Other  comprehensive loss, net                                                            (43,774)
    of tax decrease in unrealized
    gains on securities

         Total comprehensive
           income

Dividend declared ($.35 per
 share)                                                                 (242,485)
ESOP shares release accrual                            10,821

Purchase of common stock
 (3,072 shares)                                                                                                 (53,299)

Issued under stock option plan
 (5,500 shares)                                       (35,118)
                                     --------     -----------       ------------          ---------        ------------

Balance, March 31, 2002              $ 10,000     $ 9,531,644       $  8,800,967          $ 283,343        $ (4,354,309)
                                     ========     ===========       ============          =========        ============

Balance, December 31, 2002           $ 10,000     $ 9,531,454        $ 9,564,805          $ 190,189        $ (4,354,309)

Comprehensive income:
  Net income                                                             334,673
  Other  comprehensive loss, net                                                           (128,303)
    of tax decrease in unrealized
    gains on securities

         Total comprehensive
           income

Dividend declared ($.40 per
 share)                                                                 (267,209)
ESOP shares release accrual                            12,960

Issued under stock option plan
 (2,600 shares)                                       (16,601)
                                     --------     -----------       ------------          ---------        ------------

Balance, March 31, 2003              $ 10,000     $ 9,527,813       $  9,632,269          $  61,886        $ (4,354,309)
                                     ========     ===========       ============          =========        ============
                                           INCENTIVE           UNEARNED            TOTAL
                                             PLAN                ESOP          STOCKHOLDERS'
                                             TRUST              SHARES            EQUITY
                                          -----------         -----------     --------------

Balance, December 31, 2001                 $ (899,411)        $ (417,316)      $ 13,002,802

Comprehensive income:
  Net income                                                                        315,971
  Other  comprehensive loss, net
    of tax decrease in unrealized
    gains on securities                                                             (43,774)
                                                                               ------------
         Total comprehensive
           income                                                                   272,197

Dividend declared ($.35 per
 share)                                                                            (242,485)
ESOP shares release accrual                                        15,196            26,017

Purchase of common stock
 (3,072 shares)                                                                     (53,299)

Issued under stock option plan
 (5,500 shares)                               107,305                                72,187
                                           ----------         ----------       ------------

Balance, March 31, 2002                    $ (792,106)        $ (402,120)      $ 13,077,419
                                           ==========         ==========       ============

Balance, December 31, 2002                 $ (665,291)        $ (363,214)      $ 13,913,634

Comprehensive income:
  Net income                                                                        334,673
  Other  comprehensive loss, net
    of tax decrease in unrealized
    gains on securities                                                            (128,303)
                                                                               ------------
         Total comprehensive
           income                                                                   206,370

Dividend declared ($.40 per
 share)                                                                            (267,209)
ESOP shares release accrual                                        12,972            25,932

Issued under stock option plan
 (2,600 shares)                                50,726                                34,125
                                           ----------         ----------       ------------

Balance, March 31, 2003                    $ (614,565)        $ (350,242)      $ 13,912,852
                                           ==========         ==========       ============

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE-MONTH PERIODS
                                                                                           ENDED MARCH 31
                                                                                -------------------------------
                                                                                      2003              2002
                                                                                -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $    334,673      $   315,971
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
     Amortization of premiums (discounts), net on securities                            1,681             (617)
     Federal Home Loan Bank stock dividends                                           (16,400)         (17,600)
     Amortization of premiums on loans                                                 20,088           25,578
     Accretion of deferred loan origination fees                                       (3,362)          (2,439)
     Provision for losses on loans                                                     30,000           30,000
     ESOP benefit expense                                                              25,932           26,017
     Depreciation expense                                                              36,123           33,309
     Amortization of premiums on deposits and FHLB advances                           (40,092)         (96,889)
     Deferred income tax benefit                                                      (28,067)         (45,659)
     Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                      61,281          (28,304)
      Other assets                                                                    (27,646)          29,035
      Accrued interest payable                                                         14,881           25,556
      Other liabilities                                                               (69,928)          19,895
      Current federal income taxes                                                    165,300          208,432
                                                                                -------------     ------------
        Net cash provided by operating activities                                     504,464          522,285
                                                                                -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments on mortgage backed securities held-to-maturity                            13,648           17,093
  Loan originations and purchases, net of principal payments                        6,284,764         (116,626)
  Purchase of office property and equipment                                            (8,739)         (10,735)
  Additions to real estate owned                                                       (1,402)              -
                                                                                -------------     ------------
        Net cash (used) by investing activities                                     6,288,271         (110,268)
                                                                                -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                  1,693,065        4,808,925
  Net increase (decrease) in certificates of deposit                               (1,365,838)         215,541
  Repayments on Federal Home Loan Bank advances                                      (659,715)         (51,399)
  Net increase in custodial accounts                                                   38,617           47,109
  Proceeds from the exercise of stock options                                          34,125           72,187
  Purchase of treasury stock                                                               -           (53,299)
  Payment of dividends to stockholders                                               (267,209)        (242,485)
                                                                                -------------     ------------
        Net cash provided (used) by financing activities                             (526,955)       4,796,579
                                                                                -------------     ------------
Increase in cash and cash equivalents                                               6,265,780        5,208,596
Cash and cash equivalents, beginning of period                                     13,717,142        5,520,992
                                                                                -------------     ------------
Cash and cash equivalents, end of period                                        $  19,982,922     $ 10,729,588
                                                                                =============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for federal income taxes                                            $      33,085     $         --
                                                                                =============     ============
  Cash paid for interest on deposits and FHLB advances                          $   1,102,665     $  1,449,670
                                                                                =============     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Real estate owned acquired by foreclosure                                     $          -      $     60,802
                                                                                =============     ============
  Decrease in unrealized gain on available for sale securities                  $    (194,399)    $    (66,324)
                                                                                =============     ============

           See accompanying notes to consolidated financial statements

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

2.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                              MARCH 31, 2003
                             ------------------------------------------------------------------------
                                                               FOR CAPITAL             TO BE WELL
                                                            ADEQUACY PURPOSES       CAPITALIZED UNDER
                                                                                    PROMPT CORRECTIVE
                                                                                    ACTION PROVISIONS
                                -----------------           -----------------       -----------------
                                      ACTUAL                     REQUIRED               REQUIRED
                                -----------------           -----------------       -----------------
                                 AMOUNT       %               AMOUNT      %          AMOUNT      %
                                -----------------           -----------------       -----------------
Core capital                    $  11,762    8.35%          $    5,633   4.00%      $  8,450    6.00%
Tangible capital                   11,762    8.35%               5,633   4.00%           n/a     n/a
Total Risk based capital           12,422   15.01%               6,621   8.00%         8,277   10.00%
Tier 1 Risk based capital          11,762   14.21%                n/a     n/a          4,138    5.00%

3.   DIVIDENDS

     A cash dividend of $.40 per share was paid by the Company on February 10, 2003 to stockholders of record as of January 28, 2003. The total dividends paid by the Company for the three-month period ended March 31, 2003 amounted to $267,209.

4.   COMMON STOCK

     The Company issued 2,600 shares of stock at a price of $13.13 per share, or total proceeds of $34,125, related the exercise of stock options during the three-month period ended March 31, 2003.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2002 TO MARCH 31, 2003

At March 31, 2003, total assets were $142.0 million, a decrease of $319,000, or 0.2%, from $142.4 million at December 31, 2002. The decrease in assets included a $6.3 million decrease in loan receivable, net, a $210,000 decrease in investment securities, and a $6.3 million increase in cash and interest-bearing deposits. The decrease in total assets was in part due to a $665,000 decrease in advances from the Federal Home Loan Bank offset by a $293,000 increase in deposits.

Investment securities decreased $210,000, or 5.9%, to $3.4 million, during the three months ended March 31, 2003. Securities classified as available-for-sale and recorded at market value decreased $195,000 due solely to the decrease in the market value of such securities. Securities classified as held-to-maturity decreased by $15,000 due to principal repayments on mortgage-backed securities.

Loans receivable decreased by $6.3 million, or 5.3%, to $113.4 million, during the three months ended March 31, 2003. The decrease was due to loan principal repayments of $16.1 million, which were offset by loan originations of $8.5 million and by loan purchases of $1.3 million. Repayments have increased during the current low interest rate environment as borrowers have refinanced the Bank's variable rate loans into fixed rate loans offered elsewhere. The allowance for loan losses was $598,000 at March 31, 2003 compared to $571,000 at December 31, 2002. The allowance as a percentage of loans receivable was 0.53% and 0.48% at March 31, 2003 and December 31, 2002, respectively. Loan charge-offs, net of recoveries amounted to $3,000 during the three months ended March 31, 2003. The determination of the allowance for loan losses is based on management's analysis, done no less frequently than on a quarterly basis, of various factors, including market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance of loan losses is in accordance with generally accepted accounting principles and reflects current regulatory and economic considerations, there can be no assurance that additional losses will not be incurred, or that the Bank's regulators or changes in the Bank's economic environment will not require further increases in the allowance.

Deposits increased by $293,000, or 0.2%, to $120.5 million, during the three months ended March 31, 2003. The increase was due to an increase in deposit accounts (demand, savings, NOW and money market deposit accounts) of $1.7 million, or 7.2%, offset by a decrease in certificates of deposit of $1.4 million, or 1.4%, and by the amortization of $35,000 related to the premium paid on certificates of deposit assumed in the acquisition of First Lancaster. The increase in deposit accounts was primarily due to a $1.3 million increase in money market deposit accounts.

Advances from the Federal Home Loan Bank decreased by $665,000, or 10.0%, to $6.0 million, during the three months ended March 31, 2003 due to repayments of principal.

Stockholders' equity decreased by $1,000, to $13.9 million, during the three months ended March 31, 2003. The decrease during the period was due to payments of dividends to stockholders of $267,000, a decrease in the net unrealized gain on available-for-sale securities, net of tax of $129,000, which were offset by net income of $335,000, the release of shares related to the employee stock ownership plan of $26,000, and the issuance of shares upon the exercise of stock options of $34,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME

Net income for the three months ended March 31, 2003 was $335,000 compared to $316,000 for the same period in 2002, an increase of $19,000, or 5.9%. The increase resulted from an increase in net interest income of $39,000 and an increase in non-interest income of $1,000, offset by an increase in non-interest expense of $13,000 and an increase in the provision for income tax of $8,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $262,000, or 11.1%, to $2.1 million, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease in interest and dividend income was due to a $1.2 million, or 0.9%, decrease from 2002 to 2003 in the weighted-average balance of interest-earning assets and by a 71 basis point decrease in the average yield on interest-earning assets, to 6.18% in 2003 from 6.89% in 2002.

INTEREST EXPENSE

Interest expense decreased by $301,000, or 21.8%, to $1.1 million, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease in interest expense was due to a $2.6 million, or 2.0%, decrease from 2002 to 2003 in the weighted average balance of interest-bearing liabilities and by a 87 basis point decrease in the average yield of interest-bearing liabilities, to 3.43% in 2003 from 4.30% in 2002.

NET INTEREST INCOME

Net interest income increased by $39,000, or 3.9%, to $1.0 million for the three months ended March 31, 2003 compared to same period in 2002. The interest rate spread amounted to 2.74% and 2.58% during the three months ended March 31, 2003 and 2002, respectively, while the interest margin amounted to 3.02% and 2.88% during the three months ended March 31, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses remained level at $30,000 for the three months ended March 31, 2003 compared to the same period in 2002. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans.
Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income increased by $1,000, or 2.3%, to $48,000, for the three months ended March 31, 2003 compared to the same period in 2002, and such income amounted to 0.14% and 0.13% of average assets for the three months ended March 31, 2003 and 2002, respectively. The increase in non-interest income was related to an increase of $3,000 in fees charged in connection with loans and service charges on deposit accounts offset by a decrease of $2,000 in other non-interest income, net.

NON-INTEREST EXPENSE

Non-interest expense increased by $13,000, or 2.5%, to $541,000, for the three months ended March 31, 2003 compared to the same period in 2002, and such expense amounted to 1.53% and 1.48% of average assets for the three months ended March 31, 2003 and 2002, respectively. The increase was due to increases in compensation and employee benefits of $4,000, in occupancy and equipment expense, net of $3,000, in data processing expense of $4,000, in state franchise tax of $2,000, and in other non-interest expense of $5,000, which were offset by decreases in legal and other professional fees of $5,000.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2003 and 2002 was $170,000 and $163,000, respectively, which as a percentage of income before taxes was 33.7% for the three months ended March 31, 2003 and 34.0% for the three months ended March 31, 2002.

NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2003              2002
                                                                           ----------        -----------
Loans accounted for on a non-accrual basis:(1)
   Real estate mortgage:
     One-to-four family residential                                        $  307,434         $  262,279
     Multi-family residential, non-residential, and land                           --                 --
   Commercial non-mortgage                                                         --                 --
   Consumer                                                                    36,734                 --
                                                                           ----------         ----------
       Total                                                               $  344,168         $  262,279
                                                                           ==========         ==========
Accruing loans which are contractually past due 90 days or more:
   Real estate mortgage:
     One-to-four family residential                                        $1,785,130         $1,417,872
     Multi-family residential, non-residential, and land                           --                 --
   Commercial non-mortgage                                                    286,888            130,629
   Consumer                                                                    41,000             19,331
                                                                           ----------         ----------
       Total                                                               $2,113,018         $1,567,832
                                                                           ==========         ==========
Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $2,457,186         $1,830,111
                                                                           ==========         ==========
Percentage of loans receivable                                                   2.17%              1.53%
                                                                           ==========         ==========
Other non-performing assets(2)                                             $   89,588         $   88,186
                                                                           ==========         ==========

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

At March 31, 2003 and December 31, 2002, the amount of interest income that would have been recorded on loans in non-accrual status had such loans performed in accordance with their terms was $22,737 and $23,384, respectively.

At March 31, 2003 and December 31, 2002, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at March 31, 2003.

At March 31, 2003, the Bank had outstanding commitments to originate loans totaling $1.9 million, excluding $1.4 million in unused home equity lines of credit and $1.1 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $3.7 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2003, totaled $62.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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


Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                None


Item 5.  OTHER INFORMATION                                                  None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits

                       99      Certification

               b) No reports on Form 8-K were filed during the quarter ended
                  March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF BANCORP, INC.

Date:  May 12, 2003       /s/ John H. Stigall
                          ------------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date:  May 12, 2003       /s/ Russell M. Brooks
                          ------------------------------------------------------
                          Russell M. Brooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003


                                    /s/ John H. Stigall
                                    ----------------------------------------
                                    John H. Stigall
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003


                                     /s/ Russell M. Brooks
                                     ------------------------------------------
                                     Russell M. Brooks
                                     Vice President and Chief Financial Officer
                                     (Duly Authorized Officer)