Form 10QSB
period 2003-06-30
CKF BANCORP INC
filed 2003-08-14
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    0-25180

                                CKF BANCORP, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                             61-1267810
-------------------------------                           -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                         40422
----------------------------------------                  -----------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:      (859) 236-4181
                                                     ---------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      X                 No
    ------------             --------------

As of August 13, 2003, 735,843 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:     Yes      No X
                                                      ----    ----

                                    CONTENTS


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
               December 31, 2002...............................................3

              Consolidated Statements of Income for the Six-Month
               Periods Ended June 30, 2003 and 2002 (unaudited) and
               for the Three-Month Periods Ended June 30, 2003
               and 2002 (unaudited)............................................4

              Consolidated Statement of Changes in Stockholders'
               Equity for the Six-Month Periods Ended June 30, 2003
               and 2002 (unaudited)............................................5

              Consolidated Statements of Cash Flows for the Six-Month
               Periods Ended June 30, 2003 and 2002 (unaudited)................6

              Notes to Consolidated Financial Statements.......................8

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................9

Item 3.       Controls and Procedures.........................................14



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................15
Item 2.       Changes in Securities and Use of Proceeds.......................15
Item 3.       Defaults Upon Senior Securities.................................15
Item 4.       Submission of Matters to a Vote of Security Holders.............15
Item 5.       Other Information...............................................15
Item 6.       Exhibits and Reports on Form 8-K................................15

SIGNATURES....................................................................16

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               AS OF                 AS OF
                                                                             JUNE 30,            DECEMBER 31,
                                                                               2003                  2002
                                                                         ---------------       ---------------
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                  $     1,163,280       $     1,413,949
Interest bearing deposits                                                     12,116,485            12,303,193
                                                                         ---------------       ---------------
       Cash and cash equivalents                                              13,279,765            13,717,142
Investment securities:
   Securities available-for-sale                                               1,658,757             1,929,282
   Securities held-to-maturity (market values of $6,610,864 at
     June 30, 2003 and of $1,710,354 at December 31, 2002)                     6,545,301             1,633,216
Federal Home Loan Bank stock, at cost                                          1,698,600             1,665,500
Loans receivable                                                             114,444,133           119,687,711
Allowance for loan losses                                                       (584,320)             (570,701)
Accrued interest receivable                                                      823,647               928,473
Real estate owned                                                                155,109                88,186
Office property and equipment, net                                             1,981,602             2,042,121
Goodwill                                                                       1,099,588             1,099,588
Other assets                                                                     220,753               135,294
                                                                         ---------------       ---------------

       Total assets                                                      $   141,322,935       $   142,355,812
                                                                         ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   119,733,671       $   120,253,479
Advances from Federal Home Loan Bank                                           5,980,588             6,680,403
Accrued interest payable                                                          43,678                42,482
Advance payment by borrowers for taxes and insurance                             131,920                38,430
Accrued federal income tax                                                        14,900                94,539
Deferred federal income tax                                                      695,511               795,908
Other liabilities                                                                399,827               536,937
                                                                         ---------------       ---------------

     Total liabilities                                                       127,000,095           128,442,178
                                                                         ---------------       ---------------

Commitments and contingencies                                                         --                    --
                                                                         ---------------       ---------------

Preferred stock, 100,000 shares, authorized and unissued
Common stock, $.01 par value, 4,000,000 shares authorized;
   735,843, issued and outstanding                                                10,000                10,000
Additional paid-in capital                                                     9,502,503             9,531,454
Retained earnings, substantially restricted                                    9,972,171             9,564,805
Accumulated other comprehensive income                                            11,642               190,189
Treasury stock, 264,157 shares, at cost                                       (4,354,309)           (4,354,309)
Incentive Plan Trust, 24,700 and 34,100 shares, respectively, at cost           (481,897)             (665,291)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (337,270)             (363,214)
                                                                         ---------------       ---------------

     Total stockholders' equity                                               14,322,840            13,913,634
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   141,322,935       $   142,355,812
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               FOR THE SIX-MONTH PERIODS            FOR THE THREE-MONTH PERIODS
                                                      ENDED JUNE 30                        ENDED JUNE 30
                                          ---------------------------------     -------------------------------
                                                 2003             2002                2003              2002
                                          --------------    ---------------     ---------------  --------------
INTEREST AND DIVIDEND INCOME:
   Interest on loans                      $   3,916,271     $   4,554,243       $   1,890,456    $   2,266,157
   Interest and dividends on investments        115,037            97,127              69,028           48,915
   Other interest income                         70,358            67,635              36,091           35,562
                                          -------------     -------------       -------------    -------------
      Total interest and dividend income      4,101,666         4,719,005           1,995,575        2,350,634
                                          -------------     -------------       -------------    -------------

INTEREST EXPENSE:
   Interest on deposits                       1,928,081         2,458,388             921,220        1,207,591
   Interest on advances from the FHLB           128,108           240,852              57,515          113,312
                                          -------------     -------------       -------------    -------------
      Total interest expense                  2,056,189         2,699,240             978,735        1,320,903
                                          -------------     -------------       -------------    -------------

NET INTEREST INCOME                           2,045,477         2,019,765           1,016,840        1,029,731
   Provision for loan losses                     60,000            60,000              30,000           30,000
                                          -------------     -------------       -------------    -------------
      Net interest income after
        provision for loan losses             1,985,477         1,959,765             986,840          999,731
                                          -------------     -------------       -------------    -------------

NON-INTEREST INCOME:
   Loan and other service fees                   96,730            90,788              49,999           47,231
   Gain on foreclosed real estate                 1,668             5,876                 851            4,923
   Other non-interest income, net                 1,757             4,473               1,489            2,251
                                          -------------     -------------       -------------    -------------
      Total non-interest income                 100,155           101,137              52,339           54,405
                                          -------------     -------------       -------------    -------------

NON-INTEREST EXPENSE:
   Compensation and employee benefits           586,965           571,257             292,204          281,006
   Occupancy and equipment expense, net         108,297           104,091              53,241           51,700
   Data processing                              121,139           116,128              60,170           59,512
   Legal and other professional fees             41,872            54,449              29,924           37,812
   State franchise tax                           74,990            71,996              39,382           38,328
   Other non-interest expense                   162,767           154,588              79,647           76,129
                                          -------------     -------------       -------------    -------------
      Total non-interest expense              1,096,030         1,072,509             554,568          544,487
                                          -------------     -------------       -------------    -------------

Income before income tax expense                989,602           988,393             484,611          509,649

Provision for income taxes                      315,027           336,054             144,709          173,281
                                          -------------     -------------       -------------    -------------

Net income                                $     674,575     $     652,339       $     339,902    $     336,368
                                          =============     =============       =============    =============

Basic earnings per common share           $        1.01     $        1.00       $        .51     $         .52
                                          =============     =============       =============    =============

Diluted earnings per common share         $         .99     $         .98       $        .50     $         .50
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding during the period                670,168           653,807             672,235          655,462
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding after dilutive effect            684,354           663,518             687,976          666,626
                                          =============     =============       =============    =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                      Accumulated
                                                  Additional                             Other
                                     Common         Paid-In          Retained        Comprehensive           Treasury
                                      Stock         Capital          Earnings            Income               Stock
                                    ----------    ------------     --------------    ---------------      ---------------

Balance, December 31, 2001           $ 10,000     $ 9,555,941        $ 8,727,481          $ 327,117        $ (4,301,010)

Comprehensive income:
  Net income                                                             652,339
  Other  comprehensive  loss,  net
   of tax:
    Decrease in  unrealized  gains
     on securities                                                                          (90,567)
         Total comprehensive
          income

Dividend declared ($.35 per share)                                      (227,957)

ESOP shares release accrual                            22,128

Purchase  of common  stock  (3,072
 shares)                                                                                                        (53,299)

Issued  under  stock  option  plan
(5,500 shares)                                        (35,117)
                                     --------     -----------        -----------          ---------        ------------

Balance, June 30, 2002               $ 10,000     $ 9,542,952        $ 9,151,863          $ 236,550        $ (4,354,309)
                                     ========     ===========        ===========          =========        ============


Balance, December 31, 2002           $ 10,000     $ 9,531,454        $ 9,564,805          $ 190,189        $ (4,354,309)

Comprehensive income:
  Net income                                                             674,575
  Other  comprehensive  loss,  net
   of tax:
    Decrease in  unrealized  gains
     on securities                                                                         (178,547)
        Total comprehensive income

Dividend declared ($.40 per share)                                      (267,209)

ESOP shares release accrual                            31,068

Issued  under  stock  option  plan
(9,400 shares)                                        (60,019)
                                     --------     -----------        -----------          ---------        ------------

Balance, June 30, 2003               $ 10,000     $ 9,502,503        $ 9,972,171          $  11,642        $ (4,354,309)
                                     ========     ===========        ===========          =========        ============

                                        Incentive            Unearned            Total
                                          Plan                 ESOP          Stockholders'
                                          Trust               Shares            Equity
                                    ------------------    ---------------    -------------
Balance, December 31, 2001                $ (899,411)        $ (417,316)      $ 13,002,802

Comprehensive income:
  Net income                                                                       652,339
  Other  comprehensive  loss,  net
   of tax:

    Decrease in  unrealized  gains
     on securities                                                                 (90,567)
                                                                              ------------
      Total comprehensive income                                                   561,772

Dividend declared ($.35 per share)                                                (227,957)

ESOP shares release accrual                                      28,168             50,296

Purchase of common stock (3,072
shares)                                                                            (53,299)


Issued  under  stock  option  plan
(5,500 shares)                                107,305                               72,188
                                          -----------        ----------       ------------


Balance, June 30, 2002                     $ (792,106)       $ (389,148)      $ 13,405,802
                                          ===========        ==========       ============

Balance, December 31, 2002                $  (665,291)       $ (363,214)      $ 13,913,634

Comprehensive income:
  Net income                                                                       674,575
  Other  comprehensive  loss,  net
   of tax:
    Decrease in  unrealized  gains
     on securities                                                                (178,547)
                                                                              ------------
        Total comprehensive income                                                 496,028

Dividend declared $.40 per
share)                                                                            (267,209)

ESOP shares release accrual                                      25,944             57,012

Issued  under  stock  option  plan
(9,400 shares)                                183,394                              123,375
                                          -----------        ----------       ------------

Balance, June 30, 2003                       (481,897)       $ (337,270)      $ 14,322,840
                                          ===========        ==========       ============

          See accompanying notes to consolidated financial statements.
                                       5

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE SIX-MONTH PERIODS
                                                                                         ENDED JUNE 30
                                                                                 -----------------------------
                                                                                      2003              2002
                                                                                 ------------      -----------

Cash flows from operating activities:
  Net income                                                                     $    674,575      $   652,339
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
     Amortization of premiums (discounts), net on securities                            6,394             (101)
     Federal Home Loan Bank stock dividends                                           (33,100)         (36,600)
     Amortization of premiums on loans                                                 38,796           48,476
     Accretion of deferred loan origination fees                                      (12,157)         (21,029)
     Provision for losses on loans                                                     60,000           60,000
     ESOP benefit expense                                                              57,012           50,296
     Depreciation expense                                                              72,246           66,618
     Amortization of premiums on deposits and FHLB advances                           (73,841)        (164,550)
     Gain, net on sale of real estate owned                                              (558)              --
     Deferred income tax provision (benefit)                                           (8,419)          30,609
     Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     104,826           (1,755)
      Other assets                                                                    (85,490)         (18,088)
      Accrued interest payable                                                          1,196           15,467
      Other liabilities                                                              (137,110)         (96,749)
      Current federal income taxes                                                    (79,639)         488,816
                                                                                 ------------      -----------
        Net cash provided by operating activities                                     584,731        1,073,749
                                                                                 ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of government agency bonds held-to-maturity                       --          500,000
  Purchase of government agency bonds held-to-maturity                             (1,000,157)        (532,422)
  Repayments on mortgage backed securities held-to-maturity                            45,871           36,153
  Purchase of mortgage backed securities held to maturity                          (3,964,193)              --
  Loan originations and purchases, net of principal payments                        5,107,480        1,694,044
  Purchase of office property and equipment                                           (11,727)         (18,032)
  Proceeds from sale of (additions to) real estate owned                               (3,256)          60,802
                                                                                 ------------      -----------
        Net cash provided by investing activities                                     174,018        1,740,545
                                                                                 ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                  1,631,287        5,991,931
  Net decrease in certificates of deposit                                          (2,086,265)        (658,767)
  Proceeds from Federal Home Loan Bank advances                                     4,000,000               --
  Repayments on Federal Home Loan Bank advances                                    (4,690,804)      (4,103,668)
  Net increase in custodial accounts                                                   93,490           99,056
  Proceeds from the exercise of stock options                                         123,375           72,188
  Purchase of treasury stock                                                               --          (53,299)
  Payment of dividends to stockholders                                               (267,209)        (227,957)
                                                                                 ------------      -----------
        Net cash provided (used) by financing activities                           (1,196,126)       1,119,484
                                                                                 ------------      -----------

Increase (decrease) in cash and cash equivalents                                     (437,377)       3,933,778

Cash and cash equivalents, beginning of period                                     13,717,142        5,520,992
                                                                                 ------------      -----------

Cash and cash equivalents, end of period                                         $ 13,279,765      $ 9,454,770
                                                                                 ============      ===========


                                   (continued)

                                   (UNAUDITED)


                                                                                   FOR THE SIX-MONTH PERIODS
                                                                                         ENDED JUNE 30
                                                                                ------------------------------
                                                                                     2003              2002
                                                                                -------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for federal income taxes                                            $     403,085     $     80,925
  Cash received from federal income tax refunds                                 $          --     $    264,296
  Cash paid for interest on deposits and FHLB advances                          $   2,128,834     $  2,848,323

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Real estate owned acquired by foreclosure                                     $     155,078     $    144,625
  Mortgage loans originated to finance sale of real estate owned
    acquired by foreclosure                                                     $      92,000     $     70,500



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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2003.

2.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                              June 30, 2003
                             ---------------------------------------------------------------------------------
                                                               For Capital                 To be Well
                                                            Adequacy Purposes           Capitalized Under
                                                                                        Prompt Corrective
                                                                                        Action Provisions
                             -------------------------   -------------------------  --------------------------
                                      Actual                     Required                   Required
                             -------------------------   -------------------------  --------------------------
                                Amount        %             Amount        %            Amount         %
                             -------------------------   -------------------------  --------------------------

Core capital                    $  11,890   8.48%          $    5,608   4.00%         $    8,412    6.00%
Tangible capital                   11,890   8.48%               5,608   4.00%                n/a     n/a
Total Risk based capital           12,486   14.62%              6,833   8.00%              8,541   10.00%
Tier 1 Risk based capital          11,890   13.92%                n/a    n/a               4,270    5.00%


3.   DIVIDENDS

     A cash dividend of $.40 per share was paid by the Company on February 10, 2003 to stockholders of record as of January 28, 2003. The total dividends paid by the Company during the six months ended June 30, 2003 amounted to $267,209.

4.   COMMON STOCK

     The Company issued 9,400 shares of stock at a price of $13.13 per share, or total proceeds of $123,375, related the exercise of stock options during the six-months ended June 30, 2003.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2002 TO JUNE 30, 2003

At June 30, 2003, total assets were $141.3 million, a decrease of $1.0 million, or 0.7%, from $142.4 million at December 31, 2002. The decrease in assets included a $5.2 million decrease in loans receivable, a $437,000 decrease in cash and interest-bearing deposits, and a $4.6 million increase in investment securities. The decrease in total assets was due to a $520,000 decrease in deposits and a $700,000 decrease in advances from the Federal Home Loan Bank.

Investment securities increased by $4.6 million, or 130.3%, to $8.2 million, during the six months ended June 30, 2003. Securities classified as available-for-sale and recorded at market value decreased $271,000 due solely to the decrease in the market value of such securities. Securities classified as held-to-maturity increased by $4.9 million due to the purchase of mortgage backed securities totaling $4.0 million and government agency bonds totaling $1.0 million offset by principal repayments on mortgage-backed securities of $46,000.

Loans receivable decreased by $5.2 million, or 4.4%, to $114.4 million, during the six months ended June 30, 2003. The decrease was primarily due to loan principal repayments of $34.0 million, which were offset by loan originations of $26.5 million and by loan purchases of $2.4 million. Repayments have increased during the current low interest rate environment as borrowers have refinanced the Bank's variable rate loans into fixed rate loans offered elsewhere. The allowance for loan losses was $584,000 at June 30, 2003 compared to $571,000 at December 31, 2002. The allowance as a percentage of loans receivable was 0.51% and 0.48% at June 30, 2003 and December 31, 2002, respectively. Loan charge-offs, net of recoveries amounted to $46,000 during the six months ended June 30, 2003. The determination of the allowance for loan losses is based on management's analysis, done no less frequently than on a quarterly basis, of various factors, including market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance of loan losses is in accordance with generally accepted accounting principles and reflects current regulatory and economic considerations, there can be no assurance that additional losses will not be incurred, or that the Bank's regulators or changes in the Bank's economic environment will not require further increases in the allowance.

Deposits decreased by $520,000, or 0.4%, to $119.7 million, during the six months ended June 30, 2003. The decrease was due to a decrease in certificates of deposit of $2.1 million, or 2.2%, and by the amortization of $65,000 related to the premium paid on certificates of deposit assumed in the acquisition of First Lancaster. These decreases were offset by an increase in deposit accounts (demand, savings, NOW and money market deposit accounts) of $1.6 million, or 6.9%. The increase in deposit accounts was primarily due to a $879,000 increase in money market deposit accounts and a $421,000 increase in NOW accounts. Advances from the Federal Home Loan Bank decreased by $700,000, or 10.5%, to $6.0 million, during the six months ended June 30, 2003 due to $4.7 million in repayments of advances and $4.0 million in new advances.

Stockholders' equity increased by $409,000, to $14.3 million, during the six months ended June 30, 2003. The increase during the period was due to net income of $675,000, the release of shares related to the employee stock ownership plan of $57,000 and the issuance of shares upon the exercise of stock options of $123,000, which were offset by payments of dividends to stockholders of $267,000 and a decrease in the net unrealized gain on available-for-sale securities, net of tax of $179,000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME

Net income for the six months ended June 30, 2003 was $675,000 compared to $652,000 for the same period in 2002, an increase of $23,000, or 3.4%. The increase resulted from an increase in net interest income of $26,000 and a decrease in the provision for income tax of $21,000, offset by a decrease in non-interest income of $1,000 and an increase in non-interest expense of $23,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $617,000, or 13.1%, to $4.1 million, for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in interest and dividend income was due to a $2.1 million, or 1.5%, decrease from 2002 to 2003 in the weighted-average balance of interest-earning assets and by an 80 basis point decrease in the average yield on interest-earning assets, to 6.04% in 2003 from 6.84% in 2002.

INTEREST EXPENSE

Interest expense decreased by $643,000, or 23.8%, to $2.1 million, for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in interest expense was due to a $3.3 million, or 2.6%, decrease from 2002 to 2003 in the weighted average balance of interest-bearing liabilities and by a 92 basis point decrease in the average yield of interest-bearing liabilities, to 3.30% in 2003 from 4.22% in 2002.

NET INTEREST INCOME

Net interest income increased by $26,000, or 1.3%, to $2.0 million for the six months ended June 30, 2003 compared to same period in 2002. The interest rate spread amounted to 2.74% and 2.63% during the six months ended June 30, 2003 and 2002, respectively, while the interest margin amounted to 3.01% and 2.93% during the six months ended June 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses remained level at $60,000 for the six months ended June 30, 2003 compared to the same period in 2002. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income decreased by $1,000, or 1.0%, to $100,000, for the six months ended June 30, 2003 compared to the same period in 2002, and such income amounted to, on an annualized basis, 0.14% of average assets for each of the six month periods ended June 30, 2003 and 2002. The decrease in non-interest income was related to a decrease of $4,000 in gain on foreclosed real estate and a decrease of $3,000 in other non-interest income, net, offset by an increase of $6,000 in fees charged in connection with loans and service charges on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense increased by $23,000, or 2.2%, to $1.1 million, for the six months ended June 30, 2003 compared to the same period in 2002, and such expense amounted to, on an annualized basis, 1.56% and 1.50% of average assets for the six months ended June 30, 2003 and 2002, respectively. The increase was due to increases in compensation and employee benefits of $16,000, in occupancy and equipment expense, net of $4,000, in data processing expense of $5,000, in state franchise tax of $3,000, and in other non-interest expense of $8,000, which were offset by a decrease in legal and other professional fees of $13,000.

INCOME TAXES

The provision for income taxes for the six months ended June 30, 2003 and 2002 was $315,000 and $336,000, respectively, which as a percentage of income before taxes was 31.8% for the six months ended June 30, 2003 and 34.0% for the six months ended June 30, 2002. The percentage of income before taxes was less than the 34% statutory tax rate in 2003 due to the exercise of non-incentive stock options during that period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME

Net income for the three months ended June 30, 2003 was $340,000 compared to $336,000 for the same period in 2002, an increase of $4,000, or 1.1%. The increase resulted from a decrease in the provision for income tax of $28,000, offset by a decrease in net interest income of $12,000, a decrease in non-interest income of $2,000 and an increase in non-interest expense of $10,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $355,000, or 15.1%, to $2.0 million, for the three months ended June 30, 2003 compared to the same period in 2002. The decrease in interest and dividend income was due to a $3.0 million, or 2.1%, decrease from 2002 to 2003 in the weighted-average balance of interest-earning assets and by a 90 basis point decrease in the average yield on interest-earning assets, to 5.90% in 2003 from 6.80% in 2002.

INTEREST EXPENSE

Interest expense decreased by $342,000, or 25.9%, to $979,000, for the three months ended June 30, 2003 compared to the same period in 2002. The decrease in interest expense was due to a $4.0 million, or 3.1%, decrease from 2002 to 2003 in the weighted average balance of interest-bearing liabilities and by a 97 basis point decrease in the average yield of interest-bearing liabilities, to 3.16% in 2003 from 4.13% in 2002.

NET INTEREST INCOME

Net interest income decreased by $12,000, or 1.3%, to $1.0 million for the three months ended June 30, 2003 compared to same period in 2002. The interest rate spread amounted to 2.75% and 2.68% during the three months ended June 30, 2003 and 2002, respectively, while the interest margin amounted to 3.01% and 2.98% during the three months ended June 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses remained level at $30,000 for the three months ended June 30, 2003 compared to the same period in 2002. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans.
Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income decreased by $2,000, or 3.8%, to $52,000, for the three months ended June 30, 2003 compared to the same period in 2002, and such income amounted to, on an annualized basis, 0.15% of average assets for each of the three month periods ended June 30, 2003 and 2002. The decrease in non-interest income was related to a decrease of $4,000 in gain on foreclosed real estate and a decrease of $1,000 in other non-interest income, net, offset by an increase of $3,000 in fees charged in connection with loans and service charges on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense increased by $10,000, or 1.9%, to $555,000, for the three months ended June 30, 2003 compared to the same period in 2002, and such expense amounted to 1.58% and 1.52% of average assets for the three months ended June 30, 2003 and 2002, respectively. The increase was due to increases in compensation and employee benefits of $11,000, in occupancy and equipment expense, net of $2,000, in data processing expense of $1,000, in state franchise tax of $1,000, and in other non-interest expense of $3,000, which were offset by a decrease in legal and other professional fees of $8,000.

INCOME TAXES

The provision for income taxes for the three months ended June 30, 2003 and 2002 was $145,000 and $173,000, respectively, which as a percentage of income before taxes was 29.9% for the three months ended June 30, 2003 and 34.0% for the three months ended June 30, 2002. The percentage of income before taxes was less than the 34% statutory tax rate in 2003 due to the exercise of non-incentive stock options during that period.

NON-PERFORMING ASSETS

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                                              JUNE 30,            DECEMBER 31,
                                                                                2003                 2002
                                                                           -------------         -------------
Loans accounted for on a non-accrual basis:(1)
   Real estate mortgage:
     One-to-four family residential                                        $     213,060         $     262,279
     Multi-family residential, non-residential, and land                              --                    --
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                       23,879                    --
                                                                           -------------         -------------
       Total                                                               $     236,939         $     262,279
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real estate mortgage:
     One-to-four family residential                                        $   1,559,642         $   1,417,872
     Multi-family residential, non-residential, and land                         233,999               130,629
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                           --                19,331
                                                                           -------------         -------------
       Total                                                               $   1,793,641         $   1,567,832
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   2,030,580         $   1,830,111
                                                                           =============         =============
Percentage of loans receivable                                                      1.78%                 1.53%
                                                                           =============         =============
Other non-performing assets(2)                                             $     155,109         $      88,186
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

During the six months ended June 30, 2003, interest income of $8,676 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans actually reduced interest income during the six months ended June 30, 2003 by $1,081.

At June 30, 2003 and December 31, 2002, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at June 30, 2003.

At June 30, 2003, the Bank had outstanding commitments to originate loans totaling $2.7 million, excluding $1.4 million in unused home equity lines of credit and $931,000 in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $3.4 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2003, totaled $59.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.


ITEM 3: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                        None


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                None


Item 3.  DEFAULTS UPON SENIOR SECURITIES                          None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's  Annual  Meeting of  Stockholders  was held on April 15,
         2003.   603,450  shares  of  CKF  Bancorp,   Inc.  common  stock  were
         represented at the Annual Meeting in person or by proxy.

         Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                                   Votes In        Votes
                            Nominee           Favor of Election   Withheld
                    --------------------      -----------------   --------

                    W. Banks Hudson, III            603,450           0

                    William H. Johnson              603,425          25

                  There were no broker non-votes in the election of directors.


ITEM 5. OTHER INFORMATION                                         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits

             31.1 Rule 13a-14(a) Certification of the Chief Executive Officer

             31.2 Rule 13a-14(a) Certification of the Chief Financial Officer

             32   Certification pursuant to 18 USC Section 1350


          b) Reports on Form 8-K

             Date of Report      Item(s) Reported     Financial Statements Filed
             --------------      ----------------     --------------------------

             April 15, 2003           7, 12                      N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CKF BANCORP, INC.

Date:      August 13, 2003                   /s/John H. Stigall
                                             ----------------------------------
                                             John H. Stigall, President and
                                             Chief Executive Officer
                                             (Duly Authorized Officer)


Date:      August 13, 2003                   /s/Russell M. Brooks
                                             ----------------------------------
                                             Russell M. Brooks, Vice President
                                             and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)