Form 10QSB
period 2003-09-30
CKF BANCORP INC
filed 2003-11-13
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003.

                                       OR

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

As of November 12, 2003, 735,843 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes             No  X
                                                     ---            ---

                                    CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
         December 31, 2002.....................................................3

        Consolidated Statements of Income for the Nine-Month Periods Ended
         September 30, 2003 and 2002 (unaudited) and for the Three-Month
         Periods Ended September 30, 2003 and 2002 (unaudited).................4

        Consolidated Statement of Changes in Stockholders' Equity for the
         Nine-Month Periods Ended September 30, 2003 and 2002 (unaudited)......5

        Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
         September 30, 2003 and 2002 (unaudited)...............................6

        Notes to Consolidated Financial Statements.............................8

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3. Controls and Procedures...............................................15


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings...............................................16
Item 2.       Changes in Securities and Use of Proceeds.......................16
Item 3.       Defaults Upon Senior Securities.................................16
Item 4.       Submission of Matters to a Vote of Security Holders.............16
Item 5.       Other Information...............................................16
Item 6.       Exhibits and Reports on Form 8-K................................16

SIGNATURES....................................................................17

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               AS OF                 AS OF
                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               2003                  2002
                                                                         ----------------      ---------------
                                                                            (Unaudited)
ASSETS

Cash and due from banks                                                  $     1,190,460       $     1,413,949
Interest bearing deposits                                                      6,868,207            12,303,193
                                                                         ---------------       ---------------
       Cash and cash equivalents                                               8,058,667            13,717,142
Investment securities:
   Securities available-for-sale                                               1,710,379             1,929,282
   Securities held-to-maturity (market values of $5,896,450 at
     September 30, 2003 and of $1,710,354 at December 31, 2002)                5,867,646             1,633,216
Federal Home Loan Bank stock, at cost                                          1,715,700             1,665,500
Loans receivable                                                             121,657,781           119,687,711
Allowance for loan losses                                                       (599,289)             (570,701)
Accrued interest receivable                                                      790,834               928,473
Real estate owned                                                                 44,582                88,186
Office property and equipment, net                                             1,955,438             2,042,121
Goodwill                                                                       1,099,588             1,099,588
Other assets                                                                     204,038               135,294
                                                                         ---------------       ---------------
       Total assets                                                      $   142,505,364       $   142,355,812
                                                                         ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   120,634,018       $   120,253,479
Advances from Federal Home Loan Bank                                           5,935,106             6,680,403
Accrued interest payable                                                          39,209                42,482
Advance payment by borrowers for taxes and insurance                             201,358                38,430
Accrued federal income tax                                                        87,124                94,539
Deferred federal income tax                                                      692,907               795,908
Other liabilities                                                                422,374               536,937
                                                                         ---------------       ---------------

     Total liabilities                                                       128,012,096           128,442,178
                                                                         ---------------       ---------------

Commitments and contingencies                                                         --                    --
                                                                         ---------------       ---------------

Preferred stock, 100,000 shares, authorized and unissued
Common stock, $.01 par value, 4,000,000 shares authorized;
   735,843, issued and outstanding                                                10,000                10,000
Additional paid-in capital                                                     9,509,606             9,531,454
Retained earnings, substantially restricted                                   10,049,433             9,564,805
Accumulated other comprehensive income                                            45,713               190,189
Treasury stock, 264,157 shares, at cost                                       (4,354,309)           (4,354,309)
Incentive Plan Trust, 22,700 and 34,100 shares, respectively, at cost           (442,877)             (665,291)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (324,298)             (363,214)
                                                                         ---------------       ---------------

     Total stockholders' equity                                               14,493,268            13,913,634
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   142,505,364       $   142,355,812
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             FOR THE NINE-MONTH PERIODS             FOR THE THREE-MONTH PERIODS
                                                 ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                             --------------------------             ---------------------------
                                               2003             2002                2003              2002
                                             --------         --------            --------          --------
INTEREST AND DIVIDEND INCOME:
   Interest on loans                      $   5,821,792     $   6,758,958       $   1,905,521    $   2,204,715
   Interest and dividends on investments        195,477           145,296              80,440           48,169
   Other interest income                         88,934            96,882              18,576           29,247
                                          -------------     -------------       -------------    -------------
      Total interest and dividend income      6,106,203         7,001,136           2,004,537        2,282,131
                                          -------------     -------------       -------------    -------------

INTEREST EXPENSE:
   Interest on deposits                       2,800,504         3,611,459             872,423        1,153,071
   Interest on advances from the FHLB           172,621           324,839              44,513           83,987
                                          -------------     -------------       -------------    -------------
      Total interest expense                  2,973,125         3,936,298             916,936        1,237,058
                                          -------------     -------------       -------------    -------------

NET INTEREST INCOME:                          3,133,078         3,064,838           1,087,601        1,045,073
   Provision for loan losses                     75,000            90,000              15,000           30,000
                                          -------------     -------------       -------------    -------------
      Net interest income after
        provision for loan losses             3,058,078         2,974,838           1,072,601        1,015,073
                                          -------------     -------------       -------------    -------------

NON-INTEREST INCOME:
   Loan and other service fees                  144,691           134,397              47,961           43,609
   Gain on foreclosed real estate                 1,682             6,693                  14              817
   Other non-interest income, net                 3,442             8,651               1,685            4,178
                                          -------------     -------------       -------------    -------------
      Total non-interest income                 149,815           149,741              49,660           48,604
                                          -------------     -------------       -------------    -------------

NON-INTEREST EXPENSE:
   Compensation and employee benefits           871,173           860,531             284,208          289,274
   Occupancy and equipment expense, net         166,094           156,772              57,797           52,681
   Data processing                              184,632           176,166              63,493           60,038
   Legal and other professional fees             54,186            67,517              12,314           13,068
   State franchise tax                          109,937           105,164              34,947           33,168
   Other non-interest expense                   238,063           242,641              75,296           88,053
                                          -------------     -------------       -------------    -------------
      Total non-interest expense              1,624,085         1,608,791             528,055          536,282
                                          -------------     -------------       -------------    -------------

Income before income tax expense              1,583,808         1,515,788             594,206          527,395

Provision for income taxes                      507,096           515,368             192,069          179,314
                                          -------------     -------------       -------------    -------------

Net income                                $   1,076,712     $   1,000,420       $     402,137    $     348,081
                                          =============     =============       =============    =============

Basic earnings per common share           $        1.60     $        1.53       $         .59    $         .53
                                          =============     =============       =============    =============

Diluted earnings per common share         $        1.57     $        1.50       $         .58    $         .52
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding during the period                673,282           655,821             679,409          659,782
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding after dilutive effect            687,520           665,473             695,113          670,204
                                          =============     =============       =============    =============


          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Nine-Month Periods Ended September 30, 2003 and 2002
                                   (unaudited)


                                                                                      Accumulated
                                                  Additional                             Other
                                     Common         Paid-In          Retained        Comprehensive           Treasury
                                      Stock         Capital          Earnings            Income               Stock
                                    ----------    ------------     --------------    ---------------      ---------------
Balance, December 31, 2001           $ 10,000     $ 9,555,941        $ 8,727,481          $ 327,117        $ (4,301,010)

Comprehensive income:
  Net income                                                           1,000,420
  Other  comprehensive  loss,  net
   of tax:                                                                                 (204,853)
    Decrease in  unrealized  gains
     on securities
         Total comprehensive income

Dividend declared ($.75 per share)                                      (490,850)
share)

ESOP shares release accrual                            33,306

Purchase  of common  stock  (3,072
shares)                                                                                                         (53,299)

Issued  under  stock  option  plan
(5,500 shares)                                        (49,335)
                                    ---------     -----------      -------------     --------------       -------------
Balance, September  30, 2002         $ 10,000     $ 9,539,912       $  9,237,051          $ 122,264        $ (4,354,309)
                                    =========     ===========      =============     ==============       =============



Balance, December 31, 2002           $ 10,000     $ 9,531,454        $ 9,564,805          $ 190,189        $ (4,354,309)

Comprehensive income:
  Net income                                                           1,076,712
  Other  comprehensive  loss,  net
   of tax:
    Decrease in  unrealized  gains
     on securities                                                                         (144,476)
        Total comprehensive income

Dividend declared ($.88 per share).                                     (592,084)

ESOP shares release accrual                            50,941

Issued  under stock option
plan (11,400 shares)                                  (72,789)
                                    ---------     -----------      -------------     --------------       -------------
Balance, September 30, 2003          $ 10,000     $ 9,509,606       $ 10,049,433          $  45,713        $ (4,354,309)
                                    =========     ===========      =============     ==============       =============



                                       Incentive            Unearned            Total
                                         Plan                 ESOP          Stockholders'
                                         Trust               Shares            Equity
                                   ------------------    ---------------    --------------
Balance, December 31, 2001               $  (899,411)       $ (417,316)      $ 13,002,802

Comprehensive income:
  Net income                                                                    1,000,420
  Other  comprehensive  loss,  net
    of tax:
    Decrease in  unrealized  gains
     on securities                                                               (204,853)
                                                                             ------------
         Total  comprehensive income                                              795,567

Dividend declared ($.75 per share)                                               (490,850)

ESOP shares release accrual                                      41,130            74,436

Purchase  of common  stock  (3,072
shares)                                                                           (53,299)

Issued  under  stock  option  plan           175,590                              126,255
(5,500 shares)
                                   -----------------     --------------      ------------

Balance, September  30, 2002            $   (723,821)        $ (376,186)     $ 13,454,911
                                   =================     ==============      ============

Balance, December 31, 2002              $   (665,291)        $ (363,214)     $ 13,913,634

Comprehensive income:
  Net income                                                                    1,076,712
  Other  comprehensive  loss,  net
   of tax:
    Decrease in  unrealized  gains
     on securities                                                               (144,476)
                                                                             ------------
        Total comprehensive income                                                932,236

Dividend declared ($.88 per share)                                               (592,084)

ESOP shares release accrual                                      38,916            89,857

Issued under stock option
plan(11,400 shares)                          222,414                              149,625
                                   -----------------     --------------      ------------

Balance, September 30, 2003              $  (442,877)        $ (324,298)     $ 14,493,268
                                   =================     ==============      ============



          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  FOR THE NINE-MONTH PERIODS
                                                                                      ENDED SEPTEMBER 30
                                                                                  --------------------------
                                                                                    2003              2002
                                                                                 ----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  1,076,712     $  1,000,420
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
     Amortization of premiums, net on securities                                       13,260            1,602
     Federal Home Loan Bank stock dividends                                           (50,200)         (56,000)
     Amortization of premiums on loans                                                 56,216           71,615
     Accretion of deferred loan origination fees                                      (16,526)         (29,180)
     Provision for losses on loans                                                     75,000           90,000
     ESOP benefit expense                                                              89,857           74,436
     Depreciation expense                                                             108,369           99,927
     Amortization of premiums on deposits and FHLB advances                          (103,745)        (224,095)
     Gain, net on sale of real estate owned                                              (572)              --
     Deferred income tax provision (benefit)                                          (28,574)          25,714
     Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     137,639           33,055
      Other assets                                                                    (68,744)            (576)
      Accrued interest payable                                                         (3,273)             899
      Other liabilities                                                              (114,563)         (78,674)
      Current federal income taxes                                                     (7,415)         493,025
                                                                                -------------     ------------
        Net cash provided by operating activities                                   1,163,441        1,502,168
                                                                                -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of government agency bonds held-to-maturity                  250,000          500,000
  Purchase of government agency bonds held-to-maturity                             (1,000,157)        (532,422)
  Repayments on mortgage backed securities held-to-maturity                           466,660           47,508
  Purchase of mortgage backed securities held to maturity                          (3,964,193)              --
  Loan originations and purchases, net of principal payments                       (2,007,983)       2,955,023
  Purchase of office property and equipment                                           (21,686)         (49,394)
  Proceeds from sale of (additions to) real estate owned                               (4,013)         144,625
                                                                                -------------     ------------
        Net cash provided (used) by investing activities                           (6,281,372)       3,065,340
                                                                                -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                  2,169,630        5,651,126
  Net decrease in certificates of deposit                                          (1,697,732)        (604,705)
  Proceeds from Federal Home Loan Bank advances                                     4,000,000               --
  Repayments on Federal Home Loan Bank advances                                    (4,732,911)      (4,164,418)
  Net increase in custodial accounts                                                  162,928          157,307
  Proceeds from the exercise of stock options                                         149,625          126,255
  Purchase of treasury stock                                                               --          (53,299)
  Payment of dividends to stockholders                                               (592,084)        (490,850)
                                                                                -------------     ------------
        Net cash provided (used) by financing activities                             (540,544)         621,416
                                                                                -------------     ------------

Increase (decrease) in cash and cash equivalents                                   (5,658,475)       5,188,924

Cash and cash equivalents, beginning of period                                     13,717,142        5,520,992
                                                                                -------------     ------------
Cash and cash equivalents, end of period                                        $   8,058,667     $ 10,709,916
                                                                                =============     ============

                                   (continued)

                        CKF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                  FOR THE NINE-MONTH PERIODS
                                                                                      ENDED SEPTEMBER 30
                                                                                  --------------------------
                                                                                    2003              2002
                                                                                  --------          --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for federal income taxes                                            $     543,085     $    260,925
  Cash received from federal income tax refunds                                 $          --     $    264,296
  Cash paid for interest on deposits and FHLB advances                          $   3,080,143     $  4,159,494

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Real estate owned acquired by foreclosure                                     $     262,071     $    144,625
  Mortgage loans originated to finance sale of real estate owned
    acquired by foreclosure                                                     $     310,260     $    144,625



           See accompanying notes to consolidated financial statements

                        CKF BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended September 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003.

2.       REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                            September 30, 2003
                             ---------------------------------------------------------------------------------
                                                               For Capital                 To be Well
                                                            Adequacy Purposes           Capitalized Under
                                                                                        Prompt Corrective
                                                                                        Action Provisions
                             -------------------------   -------------------------  --------------------------
                                      Actual                     Required                   Required
                             -------------------------   -------------------------  --------------------------
                                Amount        %             Amount        %            Amount         %
                             -------------------------   -------------------------  --------------------------
Core capital                    $  12,346   8.74%          $    5,653   4.00%         $    8,480    6.00%
Tangible capital                   12,346   8.74%               5,653   4.00%                n/a     n/a
Total Risk based capital           12,991   14.78%              7,030   8.00%              8,788   10.00%
Tier 1 Risk based capital          12,346   14.04%                n/a    n/a               4,394    5.00%

3.   DIVIDENDS

     A cash dividend of $.40 per share was paid by the Company on February 10, 2003 to stockholders of record as of January 28, 2003 and of $0.48 per share on August 11, 2003 to stockholders of record as of July 28, 2003. The total dividends paid by the Company during the nine-months ended September 30, 2003 amounted to $592,084.

4.   COMMON STOCK

     The Company issued 11,400 shares of stock at a price of $13.13 per share, or total proceeds of $149,625, related the exercise of stock options during the nine-months ended September 30, 2003.

5.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share:

                                                    FOR THE NINE-MONTH PERIODS        FOR THE THREE-MONTH PERIODS
                                                         ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                    --------------------------        ----------------------------
                                                        2003             2002              2003             2002
                                                     ----------       ----------        ----------        --------
         Basic earnings per share
          Net income                                $  1,076,712      $  1,000,420     $    402,137      $    348,081
                                                    ============      ============     ============      ============
          Weighted average shares outstanding            673,282           655,821          679,409           659,782
                                                    ============      ============     ============      ============
          Basic earnings per share                  $       1.60      $      1.53      $        .59      $        .53
                                                    ============      ============     ============      ============

         Diluted earnings per share
          Net income                                $  1,076,712      $  1,000,420     $    402,137      $    348,081
                                                    ============      ============     ============      ============
          Weighted average shares outstanding            673,282           655,821          679,409           659,782
          Diluted effect of stock option                  14,238             9,652           15,704            10,422
                                                    ------------      ------------     ------------      ------------
          Weighted average shares outstanding
              after dilutive effect                      687,520           665,473          695,113           670,204
                                                    ============      ============     ============      ============
          Diluted earnings per share                $       1.57      $      1.50      $        .58      $        .52
                                                    ============      ============     ============      ============


6.   STOCK OPTIONS

     At September 30, 2003, the Company has stock-based compensation plans which are described more fully in the notes to the Company's December 31, 2002 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principals Board Opinion No 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value provisions of Financial Accounting Standards Board Statement 123, Accounting for Stock -Based Compensation, to stock based employee compensation.

                                                    FOR THE NINE-MONTH PERIODS          FOR THE THREE-MONTH PERIODS
                                                         ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                    --------------------------          ---------------------------
                                                        2003             2002              2003             2002
                                                      --------         --------          --------         --------
         Net income as reported                     $  1,076,712      $  1,000,420     $    402,137      $    348,081
         Less:  Total stock-based compensation
          determined under the fair value method           4,961             6,749            1,654             2,250
                                                    ------------      ------------     ------------      ------------

         Pro forma net income                       $  1,071,751      $    993,671     $    400,483      $    345,831
                                                    ============      ============     ============      ============

         Basic earnings per share - as reported         $   1.60          $  1.53           $   .59          $    .53
         Basic earnings per share - pro forma           $   1.59          $  1.52           $   .59          $    .52
         Diluted earnings per share - as reported       $   1.57          $  1.50           $   .58          $    .52
         Diluted earnings per share - pro forma         $   1.56          $  1.49           $   .58          $    .52


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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2002 TO SEPTEMBER 30, 2003

At September 30, 2003, total assets were $142.5 million, an increase of $150,000, or 0.1%, from $142.4 million at December 31, 2002. The increase in assets included a $2.0 million increase in loans receivable, a $4.0 million increase in investment securities, and a $5.7 million decrease in cash and interest-bearing deposits. The increase in total assets was related to a $381,000 increase in deposits, a $745,000 decrease in advances from the Federal Home Loan Bank, and an increase in stockholders' equity of $580,000.

Investment securities increased by $4.0 million, or 112.7%, to $7.6 million, during the nine months ended September 30, 2003. Securities classified as available-for-sale and recorded at market value decreased $219,000 due solely to the decrease in the market value of such securities. Securities classified as held-to-maturity increased by $4.2 million due to the purchase of mortgage backed securities totaling $4.0 million and government agency bonds totaling $1.0 million offset by principal repayments on mortgage-backed securities of $467,000 and by proceeds from the maturity of a government agency bond of $250,000.

Loans receivable increased by $2.0 million, or 1.6%, to $121.7 million, during the nine months ended September 30, 2003. The increase was primarily due to loan originations of $46.7 million and loan purchases of $4.4 million offset by loan principal repayments of $49.1 million. The allowance for loan losses was $599,000 at September 30, 2003 compared to $571,000 at December 31, 2002. The allowance as a percentage of loans receivable was 0.49% and 0.48% at September 30, 2003 and December 31, 2002, respectively. Loan charge-offs, net of recoveries amounted to $46,000 during the nine months ended September 30, 2003. The determination of the allowance for loan losses is based on management's analysis, done no less frequently than on a quarterly basis, of various factors, including market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance of loan losses is in accordance with generally accepted accounting principles and reflects current regulatory and economic considerations, there can be no assurance that additional losses will not be incurred, or that the Bank's regulators or changes in the Bank's economic environment will not require further increases in the allowance.

Deposits increased by $381,000, or 0.3%, to $120.6 million, during the nine months ended September 30, 2003. The increase was due to an increase in deposit accounts (demand, savings, NOW and money market deposit accounts) of $2.2 million, or 9.2%. The increase in deposit accounts was offset by a decrease in certificates of deposit of $1.7 million, or 1.8%, and by the amortization of $91,000 related to the premium paid on certificates of deposit assumed in the acquisition of First Lancaster. The increase in deposit accounts was due to a $739,000 increase in money market deposit accounts, a $590,000 increase in NOW accounts, a $590,000 increase in savings accounts, and a $251,000 increase in non-interest checking accounts. Advances from the Federal Home Loan Bank decreased by $745,000, or 11.2%, to $5.9 million, during the nine months ended September 30, 2003 due to $4.7 million in repayments of advances and $4.0 million in new advances.

Stockholders' equity increased by $580,000, to $14.5 million, during the nine months ended September 30, 2003. The increase during the period was due to net income of $1.1 million, the release of shares related to the employee stock ownership plan of $90,000 and the issuance of shares upon the exercise of stock options of $150,000, which were offset by payments of dividends to stockholders of $592,000 and a decrease in the net unrealized gain on available-for-sale securities, net of tax of $145,000.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME

Net income for the nine months ended September 30, 2003 was $1.1 million compared to $1.0 million for the same period in 2002, an increase of $76,000, or 7.6%. The increase resulted from an increase in net interest income of $68,000, a decrease in the provision of loan losses of $15,000, and a decrease in the provision for income tax of $8,000, which were offset by an increase in non-interest expense of $15,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $895,000, or 12.8%, to $6.1 million, for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in interest and dividend income was due to a $583,000, or 0.4%, decrease from 2002 to 2003 in the weighted-average balance of interest-earning assets and by an 84 basis point decrease in the average yield on interest-earning assets, to 5.97% in 2003 from 6.81% in 2002.

INTEREST EXPENSE

Interest expense decreased by $963,000, or 24.5%, to $3.0 million, for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in interest expense was due to a $1.6 million, or 1.3%, decrease from 2002 to 2003 in the weighted average balance of interest-bearing liabilities and by a 97 basis point decrease in the average yield of interest-bearing liabilities, to 3.17% in 2003 from 4.14% in 2002.

NET INTEREST INCOME

Net interest income increased by $68,000, or 2.2%, to $3.1 million for the nine months ended September 30, 2003 compared to same period in 2002. The interest rate spread amounted to 2.80% and 2.68% during the nine months ended September 30, 2003 and 2002, respectively, while the interest margin amounted to 3.06% and 2.98% during the nine months ended September 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased by $15,000, or 16.7%, to $75,000 for the nine months ended September 30, 2003 compared to the same period in 2002. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income remained level, at $150,000, for the nine months ended September 30, 2003 compared to the same period in 2002, and such income amounted to, on an annualized basis, 0.14% of average assets for each of the nine month periods ended September 30, 2003 and 2002. Changes in non-interest income items were an increase of $10,000 in fees charged in connection with loans and service charges on deposit accounts and decreases of $5,000 in gain on foreclosed real estate and of $5,000 in other non-interest income, net.

NON-INTEREST EXPENSE

Non-interest expense increased by $15,000, or 1.0%, to $1.6 million, for the nine months ended September 30, 2003 compared to the same period in 2002, and such expense amounted to, on an annualized basis, 1.53% and 1.51% of average assets for the nine months ended September 30, 2003 and 2002, respectively. The increase was due to increases in compensation and employee benefits of $11,000, in occupancy and equipment expense, net of $9,000, in data processing expense of $8,000, and in state franchise tax of $5,000, which were offset by decreases in legal and other professional fees of $13,000 and in other non-interest expense of $5,000.

INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2003 and 2002 was $507,000 and $515,000, respectively, which as a percentage of income before taxes was 32.0% for the nine months ended September 30, 2003 and 34.0% for the nine months ended September 30, 2002. The percentage of income before taxes was less than the 34% statutory tax rate in 2003 due to the exercise of non-incentive stock options during that period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME

Net income for the three months ended September 30, 2003 was $402,000 compared to $348,000 for the same period in 2002, an increase of $54,000, or 15.5%. The increase resulted from an increase in net interest income of $43,000, a decrease in the provision for loan losses of $15,000, an increase in non-interest income of $1,000, and a decrease in non-interest expense of $8,000, offset by an increase in the provision for income tax of $13,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $277,000, or 12.2%, to $2.0 million, for the three months ended September 30, 2003 compared to the same period in 2002. The decrease in interest and dividend income was due to a 92 basis point decrease in the average yield on interest-earning assets, to 5.83% in 2003 from 6.75% in 2002 offset by a $2.4 million, or 1.8%, increase from 2002 to 2003 in the weighted-average balance of interest-earning assets.

INTEREST EXPENSE

Interest expense decreased by $320,000, or 25.9%, to $917,000, for the three months ended September 30, 2003 compared to the same period in 2002. The decrease in interest expense was due to a 107 basis point decrease in the average yield of interest-bearing liabilities, to 2.91% in 2003 from 3.98% in 2002 offset by a $1.7 million, or 1.4%, increase from 2002 to 2003 in the weighted average balance of interest-bearing liabilities.

NET INTEREST INCOME

Net interest income increased by $43,000, or 4.1%, to $1.1 million for the three months ended September 30, 2003 compared to same period in 2002. The interest rate spread amounted to 2.92% and 2.78% during the three months ended September 30, 2003 and 2002, respectively, while the interest margin amounted to 3.16% and 3.09% during the three months ended September 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased by $15,000, or 50.0%, to $15,000 for the three months ended September 30, 2003 compared to the same period in 2002. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income increased by $1,000, or 2.8%, to $50,000, for the three months ended September 30, 2003 compared to the same period in 2002, and such income amounted to, on an annualized basis, 0.14% of average assets for each of the three month periods ended September 30, 2003 and 2002. The increase in non-interest income was related to an increase of $4,000 in fees charged in connection with loans and service charges on deposit accounts offset by a decrease of $1,000 in gain on foreclosed real estate and a decrease of $2,000 in other non-interest income, net.

NON-INTEREST EXPENSE

Non-interest expense decreased by $8,000, or 1.5%, to $528,000, for the three months ended September 30, 2003 compared to the same period in 2002, and such expense amounted to 1.48% and 1.53% of average assets for the three months ended September 30, 2003 and 2002, respectively. The decrease was due to decreases in compensation and employee benefits of $5,000, in legal and other professional fees of $1,000, and in other non-interest expense of $11,000, which were offset by increases in occupancy and equipment expense, net of $5,000, in data processing expense of $3,000 and in state franchise tax of $2,000.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 2003 and 2002 was $192,000 and $179,000, respectively, which as a percentage of income before taxes was 32.3% for the three months ended September 30, 2003 and 34.0% for the three months ended September 30, 2002. The percentage of income before taxes was less than the 34% statutory tax rate in 2003 due to the exercise of non-incentive stock options during that period.

NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2003                2002
                                                                            -------------       ------------
Loans accounted for on a non-accrual basis: (1)
   Real estate mortgage:
     One-to-four family residential                                        $     179,819         $     262,279
     Multi-family residential, non-residential, and land                         120,588                    --
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                       24,200                    --
                                                                           -------------         -------------
       Total                                                               $     324,607         $     262,279
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real estate mortgage:
     One-to-four family residential                                        $   1,175,843         $   1,417,872
     Multi-family residential, non-residential, and land                              --               130,629
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                           --                19,331
                                                                           -------------         -------------
       Total                                                               $   1,175,843         $   1,567,832
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   1,500,450         $   1,830,111
                                                                           =============         =============
Percentage of loans receivable                                                      1.23%                 1.53%
                                                                           =============         =============
Other non-performing assets (2)                                            $      44,582         $      88,186
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

During the nine months ended September 30, 2003, interest income of $18,616 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans actually included in interest income during the nine months ended September 30, 2003 totaled $1,094.

At September 30, 2003 and December 31, 2002, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at September 30, 2003.

At September 30, 2003, the Bank had outstanding commitments to originate loans totaling $2.3 million, excluding $1.3 million in unused home equity lines of credit and $2.5 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $4.0 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2003, totaled $62.0 million. Management believes that a significant percentage of such deposits will remain with the Bank.


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

        a)   Exhibits

             31.1 Rule 13a-14(a) Certification of the Chief Executive Officer

             31.2 Rule 13a-14(a) Certification of the Chief Financial Officer

             32   Certification pursuant to 18 USC Section 1350


         b)  Reports on Form 8-K

             Date of Report       Item(s) Reported    Financial Statements Filed
             --------------       ----------------    --------------------------
             July 14, 2003             7, 12                     N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CKF Bancorp, Inc.


                               /s/ John H. Stigall
Date:  November 13, 2003       -------------------------------------------------
                               John H. Stigall, President and Chief Executive
                                Officer
                               (Duly Authorized Officer)



                               /s/ Russell M. Brooks
Date:  November 13, 2003       -------------------------------------------------
                               Russell M. Brooks, Vice President and Treasurer
                               (Principal Financial and Accounting Officer)