Form 10KSB
period 2003-12-31
CKF BANCORP INC
filed 2004-03-30
CIK 930203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-25180
                                               -------

                                CKF BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                       61-1267810
---------------------------------                  ------------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

340 West Main Street, Danville, Kentucky                     40422
----------------------------------------                 --------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $8.3 million.

As of March 22, 2004, the aggregate market value of voting stock held by non-affiliates was approximately $15.7 million based on the closing sales price of $15.85 per share of the registrant's Common Stock, as quoted on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 22, 2004:    1,470,374

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003. (Part II)
     2.   Portions  of  Proxy   Statement   for  the  2004  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. CKF Bancorp, Inc., a Delaware corporation (the "Company"), is the holding company for Central Kentucky Federal Savings Bank ("Central Kentucky Federal" or the "Bank"). The Company is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision
("OTS") of the Department of the Treasury. Prior to its formation and acquisition of the Bank in 1994, the Company had no assets and no liabilities and engaged in no business activities. Since the acquisition, the Company has not engaged in any significant activity other than holding the stock of the Bank and operating the Bank. The Company has no significant assets other than the outstanding capital of the Bank, $559,000 in bank deposits held by the Bank and a note receivable from the Company's Employee Stock Ownership Plan. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiary. On a consolidated basis at December 31, 2003, the Company had total assets of $145.0 million, deposits of $121.7 million, loans receivable of $125.8 million and stockholders' equity of $15.1 million.

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

     The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans in its market area, which include loans secured by one- to four-family residential properties, loans secured by multi-family residential and non-residential properties, construction loans, second mortgage loans on single-family residences, home equity lines of credit and commercial non-mortgage and consumer loans, both secured and unsecured, including loans secured by deposits. Funds are also obtained through borrowings from the FHLB of Cincinnati.

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

     On May 31, 2001, the Company acquired First Lancaster Bancshares, Inc. ("First Lancaster") and its wholly owned subsidiary, First Lancaster Federal Savings Bank. Under the terms of the merger agreement, each share of First Lancaster common stock outstanding at the effective time of the merger was canceled and First Lancaster shareholders received a cash payment of $16.27 for each share of First Lancaster common stock that they owned. The Company's primary reason for acquiring First Lancaster was to strengthen its position in the primary market area it serves, and at the same time leverage its capital with an acquisition that provides an opportunity to increase shareholder value through economies from the combined operations with the merger of First Lancaster into the Bank.

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

LENDING ACTIVITIES

     GENERAL. Central Kentucky Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied one- to four-family residential properties in its primary market area. To a lesser extent, the Bank originates nonowner-occupied one-to-four family residential, multi-family residential and non-residential real estate loans, commercial non-mortgage loans and consumer loans. Also, the Bank has purchased real estate and commercial non-mortgage loans from other financial institutions. As of December 31, 2003, the Bank's portfolio of such purchased loans totaled $7.1 million, or 5.5% of its gross loan portfolio. All loans originated by the Bank, whether fixed-rate or adjustable-rate, are retained in its loan portfolio.

     The Bank has sought to build an interest rate-sensitive loan portfolio by originating and purchasing adjustable rate mortgage loans ("ARMs"). As of December 31, 2003, ARMs total $90.2 million, or 73.7%, of the mortgage loan portfolio. Through late 2002, ARMs originated by Central Kentucky Federal contain an interest rate that adjusts periodically to the index value of the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders. The interest rates on these loans have an initial adjustment period of between one and five years, and adjust periodically thereafter with a maximum adjustment of 2% per year and 6% over the life of the loan. Such loans have a balance at December 31, 2003, of $40.1 million, or 32.8% of the mortgage loan portfolio. Beginning in November 2002, the Bank offered ARMs that adjust periodically to the one-year Treasury Constant Maturity index. These loans have an initial adjustment period of between one and seven years and adjust annually thereafter with a maximum adjustment of 2% per rate change and 7% over the life of the loan. Through the acquisition of the net assets of First Lancaster during 2002, the mortgage loan portfolio of the Bank contains ARMs that also adjust periodically to the one-year Treasury Constant Maturity index. At December 31, 2003, loans indexed to the one-year Treasury Constant Maturity index totaled $45.9 million, or 37.6% of the mortgage loan portfolio. Loans purchased from other financial institutions are generally indexed to the Prime Rate or to a Treasury Contrast Maturity index. At December 31, 2003, of the $7.1 million in loans purchased from other financial institutions, $3.3 million are indexed to the Prime Rate and $2.2 million are indexed to a treasury index.

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

     The Bank is also involved to a limited extent in the origination of fixed-rate mortgage loans on owner-occupied, single-family residential properties. The Bank originated $10.0 million in fixed-rate mortgage loans during the year ended December 31, 2003. See "-- One- to Four-Family Real Estate Lending" below.

     Savings institutions generally are subject to the loan-to-one-borrower lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 2003, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $2.0 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.8 million.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2003, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                               At December 31,
                                                            ------------------------------------------------------
                                                                    2003                           2002
                                                            ---------------------         ------------------------
                                                            Amount            %           Amount              %
                                                            ------          -----         ------            ------
                                                                             (Dollars in thousands)
Real estate mortgage loans:
  One- to four-family residential (1).....................  $   95,239     73.27%           $  93,397       75.89%
  Multi-family residential................................       4,367      3.36                2,793        2.27
  Non-residential.........................................      22,736     17.49               19,058       15.49

Commercial non-mortgage loans.............................       3,177      2.44                3,907        3.17

Consumer loans:
  Home equity loans, secured by mortgage..................         538       .41                  683         .55
  Secured by deposits.....................................         644       .50                  408         .33
  Other...................................................       3,286      2.53                2,825        2.30
                                                            ----------  --------            ---------       -----
                                                               129,987    100.00%             123,071      100.00%
                                                                          ======                           ======
Less:
  Undisbursed portion of construction loans...............       4,144                          3,351
  Net deferred loan origination fees......................          68                             32
  Allowance for loan losses...............................         615                            571
                                                            ----------                      ---------
     Loans receivable, net................................  $  125,160                      $ 119,117
                                                            ==========                      =========

-------------------
(1) Includes construction loans that convert to permanent loans totaling $5,493,000 and $2,528,000 at December 31, 2003 and 2002, respectively, and includes construction loans without a conversion feature totaling $6,519,000 and $7,074,000 at December 31, 2003 and 2002, respectively.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below. The tables below exclude deferred loan origination fees and the allowance for loan losses, which are netted against outstanding loan balances at December 31, 2003 in the loan portfolio composition table above.


                                                          Due After
                                   Due Within             1 Through             Due After
                                 One Year After         5 Years After         5 Years After
                                December 31, 2003     December 31, 2003     December 31, 2003         Total
                                -----------------     -----------------     -----------------        -------
                                                       (In thousands)

Real estate mortgage:
  One- to four-family residential..  $    7,606           $  10,697           $   74,239          $   92,542
  Multi-family residential and
    non-residential................       6,226               5,580               13,850              25,656
Commercial non-mortgage............       1,376               1,034                  767               3,177
Consumer...........................       2,676               1,567                  225               4,468
                                     ----------           ---------           ----------          ----------
    Total..........................  $   17,884           $  18,878           $   89,081          $  125,843
                                     ==========           =========           ==========          ==========

     The following table sets forth at December 31, 2003, the dollar amount of all loans due one year or more after December 31, 2003 which have predetermined interest rates or have floating or adjustable interest rates.

                                                     Predetermined        Floating or
                                                           Rate         Adjustable Rates           Total
                                                     -------------      ----------------       ------------
                                                                          (In thousands)

Real estate mortgage:
  One- to four-family residential..................  $     19,680         $     65,256        $    84,936
  Multi-family residential and non-residential.....         2,058               17,372             19,430
Commercial non-mortgage............................            86                1,715              1,801
Consumer...........................................           570                1,222              1,792
                                                     ------------         ------------        -----------
   Total...........................................  $     22,394         $     85,565        $   107,959
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

     ONE- TO FOUR-FAMILY REAL ESTATE LENDING. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At December 31, 2003, $95.2 million, or 73.3% of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties which were primarily single-family residences located in the Bank's market area and construction loans that are originated for subsequent conversion into permanent financing secured by the underlying residential property. The Bank offers both fixed-rate mortgage loans and adjustable-rate mortgage loans.

     The Bank offers four types of residential adjustable rate mortgage loans, all of which are tied to the one-year Treasury Constant Maturities index. The ARMs' adjustment periods offered are one, three, five, and seven years initially with annual adjustments thereafter and with interest rate adjustments of not more than 2% per rate change and limited over the life of the loan to not more than 7% above the initial rate. Subsequent to November 2002, the Bank offered residential adjustable-rate mortgage loans tied to the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders index. The Bank's adjustable-rate residential mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option usually without penalty.

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

     The Bank also originates, to a limited extent, fixed-rate mortgage loans on owner-occupied, single-family residential properties with terms to maturity of up to 30 years. The Bank originated $10.0 million of fixed-rate single-family mortgage loans during 2003, or 17.4% of the total mortgage loans originated during the year. Fixed-rate loans, secured by residential or by non-residential real estate, that have a remaining maturity of one year or more totaled $21.7 million, or 17.8% of the Bank's mortgage loan portfolio, at December 31, 2003. All such loans were held as long-term investments and none were held for sale.

     The Bank has purchased a limited amount of one- to four-family residential loans from another financial institution. The amount of such purchases during 2003 were $2.7 million, and the balance of purchased one- to four family residential loans at December 31, 2003 was $1.1 million.

     CONSTRUCTION LENDING. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential and, to a lesser extent, for construction of multi-family and non-residential properties. These properties are primarily located in the Bank's market area. At December 31, 2003, the Bank's loan portfolio included $12.0 million of gross loans secured by properties under construction, of which $5.5 million were construction/permanent loans structured to become permanent loans upon the completion of construction. The remaining $6.5 million of loans secured by properties under construction contain no conversion-to-permanent feature and have an original maturity of six months to one year. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Accrued interest must be paid at completion of construction and monthly payments start being paid one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a Construction Loan Agreement with the Bank. Construction loans that have six month to one year maturities require interest only payments during the construction loan period. A significant percentage of these loans will refinance into permanent real estate loans originated by the Bank.

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

     MULTI-FAMILY AND NON-RESIDENTIAL REAL ESTATE LENDING. The multi-family and non-residential real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships and have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to the higher origination fees and interest rates, as well as shorter terms to maturity, than can be obtained from one- to four-family residential mortgage loans. Central Kentucky Federal's multi-family residential and non-residential real estate loans generally have terms of 20 years and have adjustable rates and loan-to-value ratios not exceeding 80%. The Bank has also purchased non-residential real estate loans from other financial institutions. During 2003, $3.8 million in non-residential real estate loans were purchased. At December 31, 2003, such purchased loans totaled $5.3 million. The Bank's portfolio of multi-family and non-residential real estate loans, including those both originated and purchased, totaled, at December 31, 2003, $27.1 million, or 22.2% of its mortgage loan portfolio.

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

     CONSUMER AND COMMERCIAL NON-MORTGAGE LENDING. The Bank does not emphasize consumer or commercial non-mortgage lending although it does originate such loans on a regular basis. Consumer loans and commercial non-mortgage loans are originated on a secured and unsecured basis and generally require a pre-existing relationship with the Bank. Secured personal consumer loans may be collateralized by certificates of deposits issued by the Bank, marketable common stock, automobiles, or other chattel. Also, included as consumer lending is open ended home equity lines of credit, which generally will be secured by a second mortgage on single family residential property on which the Bank has a first mortgage. At December 31, 2003, consumer loans amounted to $4.5 million, or 3.4% of the Bank's gross loan portfolio. Commercial non-mortgage loans may be secured by vehicles used in business or by inventory or equipment of the business. These loans are made on a limited basis and only to businesses in the local market. Generally, personal guarantees of well established individuals are required. The Bank has also purchased, from another financial institution, commercial non-mortgage loans, which had an outstanding balance at December 31, 2003 of $710,000. At December 31, 2003, total commercial non-mortgage loans, including those purchased, amount to $3.2 million, or 2.4% of the Bank's gross loan portfolio.

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

                                                                          Year Ended December 31,
                                                                         2003               2002
                                                                       --------           --------
                                                                               (In thousands)
         Loans originated:
           Real estate mortgage:
             Construction............................................   $  13,602         $  13,335
             One- to four-family residential.........................      33,604            23,999
             Multi-family residential................................       3,073             1,019
             Non-residential.........................................       7,232             4,143
           Commercial non-mortgage...................................       1,484               612
           Consumer..................................................       3,418             3,425
                                                                       ----------         ---------
               Total loans originated................................  $   62,413         $  46,533
                                                                       ==========         =========

         Loans purchased:
           Real estate mortgage:
             One- to four family residential.........................  $    2,764         $   1,771
             Non-residential.........................................       3,757             2,574
           Commercial non-mortgage...................................          --             2,589
                                                                       ----------         ---------
               Total loans purchased.................................  $    6,521         $   6,931
                                                                       ==========         =========



     The Bank has purchased loans primarily from a commercial bank in southern Indiana and, to a lesser extent, from three commercial banks in the local market area. In the future, the Bank expects to continue to supplement its own loan originations, particularly during periods of slower local loan demand, with relatively modest volumes of purchased loans. Management will closely monitor purchased loans and will require that the loans meet the Bank's underwriting policies.

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

     In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and fees for miscellaneous services related to its loans. The Bank charges a processing fee for its adjustable-rate mortgage loans and fixed-rate mortgage loans. All fee income is recognized by the Bank in accordance with guidelines established by Statement of Financial Accounting Standards ("SFAS") No. 91.

     To the extent that loans are originated or acquired for the portfolio, SFAS No. 91 limits immediate recognition of loan origination or acquisition fees as revenues and requires that such income (net of certain loan origination or acquisition costs) be recognized over the estimated life of such loans and thereby reduces the amount of revenue recognized by Central Kentucky Federal at the time such loans are originated or acquired. At December 31, 2003, the Bank had received $69,000 of loan fees, net of loan origination costs, that had been deferred and were being recognized as income over the estimated lives of the related loans.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December 31, 2003, management had $101,000 of assets classified as special mention, $1.7 million of assets classified as substandard, no assets classified as doubtful, and no assets classified as loss. For additional information, see "-- Non-Performing Loans and Other Problem Assets." See also " -- Multi-Family and Commercial Real Estate Lending."

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

     Accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. See Note 3 of Notes to Consolidated Financial Statements. At December 31, 2003, the Bank had identified no impaired loans, as defined by SFAS No. 114.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                   Year Ended December 31,
                                                                  2003                2002
                                                                --------            --------
                                                                   (Dollars in thousands)

       Balance at beginning of period.........................  $      571          $     458
                                                                ----------          ---------

       Loans charged-off......................................          49                  9
       Recoveries.............................................           3                  2
                                                                ----------          ---------
           Net loans charged-off..............................          46                  7
                                                                ----------          ---------

       Provision for loan losses..............................          90                120
                                                                ----------          ---------
       Balance at end of period...............................  $      615          $     571
                                                                ==========          =========

       Ratio of net charge-offs to average
           loans outstanding during the period................        .040%              .006%
                                                                ==========          =========

       Ratio of allowance for loan losses
           to non-performing loans............................       37.70%            31.18%
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

                                                                      At December 31,
                                                    ------------------------------------------------------
                                                             2003                           2002
                                                    ----------------------        ------------------------
                                                                Percent of                      Percent of
                                                                 Loans in                        Loans in
                                                               Category to                     Category to
                                                    Amount     Total Loans          Amount     Total Loans
                                                    ------     -----------          ------     -----------
                                                                    (Dollars in thousands)
       Real estate mortgage loans (1):
         One- to four-family residential...........  $   615        73.27%          $    571       75.89%
         Multi-family residential..................       -          3.36                  -        2.27
         Non-residential...........................       -         17.49                  -       15.49
       Commercial non-mortgage loans...............       -          2.44                  -        3.17
       Consumer loans (2)..........................       -          3.44                  -        3.18
                                                     -------       ------           --------      ------
             Total allowance for loan losses.......  $   615       100.00%          $    571      100.00%
                                                     =======       ======           ========      ======

------------------------
(1)  Includes construction loans.
(2)  Includes home equity loans and loans secured by deposits.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                                  At December 31,
                                                                        ------------------------------
                                                                           2003                2002
                                                                         --------            --------
                                                                              (Dollars in thousands)

       Loans accounted for on a non-accrual basis (1):
         Real estate mortgage:
           One- to four-family residential...........................    $     392           $       262
           Multi-family residential and non-residential..............          121                    --
         Commercial non-mortgage.....................................           --                    --
         Consumer....................................................           24                    --
                                                                         ---------           -----------
               Total.................................................    $     537           $       262
                                                                         ---------           -----------

       Accruing loans which are contractually past due 90 days or more:
         Real estate mortgage:
           One- to four-family residential...........................    $   1,095           $     1,418
           Multi-family residential and non-residential..............           --                   131
         Commercial non-mortgage.....................................           --                    --
         Consumer....................................................           --                    19
                                                                         ---------           -----------
               Total.................................................    $   1,095           $     1,568
                                                                         ---------           -----------

               Total of non-accrual and 90 days past due loans.......    $   1,632           $     1,830
                                                                         =========           ===========

       Percentage of loans receivable, net...........................        1.30%                  1.54%
                                                                         ========            ===========

       Other non-performing assets (2)...............................    $     131           $        88
                                                                         =========           ===========

       Restructured loans............................................    $      --           $        --
                                                                         =========           ===========

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

     During the year ended December 31, 2003, the amount of interest income that would have been recorded on loans in non-accrual status had such loans performed in accordance with their terms would have been $40,000. Interest on such loans actually included in interest income during the year totaled $16,000.

     At December 31, 2003, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of federal funds, federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the Investment Committee comprised of Directors Stigall, Hudson, Bosley, Morley and Johnson.

     It is management's intention, and the Bank has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, the Company classifies marketable equity securities as investment securities available for sale. Investment securities in this classification are recorded at market value. At December 31, 2003, the unrealized holding gains of $264,000, less the applicable deferred tax of $90,000, is included as a separate component of retained earnings pursuant to SFAS No. 115. The balance of investment securities being held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Note 2 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                              At December 31,
                                                                       -----------------------------
                                                                          2003               2002
                                                                       ----------         ----------
                                                                            (Dollars in thousands)
       Investment securities available for sale:
         Common stock.................................................  $   1,930         $   1,929
                                                                        ---------         ---------
             Total investment securities available for sale...........  $   1,930         $   1,929
                                                                        =========         =========

       Investment securities held to maturity:
         U.S. government agency bonds.................................  $   3,026         $   1,524
         Mortgage-backed securities...................................      5,307               109
                                                                        ---------         ---------
             Total investment securities held to maturity.............  $   8,333         $   1,633
                                                                        =========         =========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 2003.



                                            One Year or Less    One to Five Years     Five to Ten Years    More than Ten Years
                                          -------------------- ------------------    -------------------   --------------------
                                           Carrying Average    Carrying   Average    Carrying   Average    Carrying    Average
                                            Value    Yield      Value      Yield      Value      Yield      Value       Yield
                                           -------- -------    --------   -------    --------   -------    --------    -------
Investment securities available
 for sale:
    Common stock.................          $ 1,930    1.76%    $    --       --%      $  --       --%        $    --      --%
                                           -------             -------                -----                 --------
Investment securities held-to- maturity:
    U.S government agency bonds..              500    5.39       2,526     2.90          --       --              --      --
    Mortgage backed securities...              115    3.81         505     3.86          664    3.43           4,023     3.47
                                           -------             -------                ------                 -------
        Total....................              615    5.10       3,031     3.06          664    3.43           4,023     3.47
                                           -------             -------                ------                 -------
Total investment securities......          $ 2,545    2.57     $ 3,031     3.06       $  664    3.43         $ 4,023     3.47
                                           =======             =======                ======                 =======

                                               Total Investment Portfolio
                                             ------------------------------
                                             Carrying    Market     Average
                                              Value      Value       Yield
                                             --------    ------     -------
Investment securities available
 for sale:
    Common stock.................           $  1,930    $  1,930      1.76%
                                            --------    --------
Investment securities held-to- maturity:
    U.S government agency bonds..              3,026       3,054      3.31
    Mortgage backed securities...              5,307       5,277      3.51
                                            --------    --------
        Total....................              8,333       8,331      3.44
                                            --------    --------
Total investment securities......           $ 10,263    $ 10,261      3.12
                                            ========    ========



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

     Deposits in the Bank as of December 31, 2003 were represented by the various types of savings described below. The table below and subsequent tables reflect elimination of deposits held by the Company.

Interest      Minimum                                                     Minimum                     Percentage of
Rate (1)        Term                      Category                         Amount        Balances    Total Deposits
--------      --------                    --------                        --------       --------    --------------
                                                                                     (In thousands)

 -- %          None                 Demand Deposit Accounts               $     100    $   1,145            .94%
1.31           None                 Passbook and Statement Savings                1        6,657           5.47
1.01           None                 NOW Accounts                                 50        5,578           4.58
1.64           None                 Money Market Deposit Accounts             2,500       12,663          10.41

                                    Certificates of Deposit

1.55           91-day               Fixed-Term, Fixed-Rate                      500        1,570           1.29
1.77           182-day              Fixed-Term, Fixed-Rate                      500        7,600           6.25
1.84           9-month              Fixed-Term, Fixed-Rate                      500        2,637           2.17
2.14           12-month             Fixed-Term, Fixed-Rate                      500       27,536          22.63
2.21           14-month             Fixed-Term, Fixed Rate                      500        3,839           3.15
3.17           18-month             Fixed-Term, Fixed-Rate                      500       11,266           9.26
2.96           24-month             Fixed-Term, Fixed-Rate                      500       14,423          11.85
3.34           30-month             Fixed-Term, Fixed-Rate                      500        3,518           2.89
4.87           36-month             Fixed-Term, Fixed-Rate                      500        7,680           6.31
4.72           42-month             Fixed-Term, Fixed-Rate                      500          856            .70
4.80           48-month             Fixed-Term, Fixed-Rate                      500        1,133            .93
5.59           60-month             Fixed-Term, Fixed-Rate                      500       13,445          11.05
                                                                                       ---------     ----------
                                                                                         121,546          99.88
Unamortized fair market value adjustment related to First Lancaster
  deposits assumed                                                                           143            .12
                                                                                       ---------     ----------
                                                                                       $ 121,689         100.00%
                                                                                       =========     ==========

---------------------
(1) Represents weighted average interest rate.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                                          At December 31,
                                                     ---------------------------------------------------------
                                                               2003                           2002
                                                     -----------------------       ----------------------------
                                                       Interest-                    Interest-
                                                        Bearing                     Bearing
                                                        Demand       Time           Demand            Time
                                                       Deposits     Deposits        Deposits        Deposits
                                                       --------     --------        --------        --------
                                                                         (Dollars in thousands)

Average balance....................................  $  25,150   $   94,747       $   21,778     $   96,673
Average rate.......................................       1.48%        3.43%           2.24%           4.37%


     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                              Balance at                                   Balance at
                                           December 31,        %             Increase     December 31,      %
                                                 2003       Deposits        (Decrease)        2002       Deposits
                                           -------------    --------        ----------   -------------   --------
                                                                  (Dollars in thousands)

Demand Deposit Accounts................... $   1,145          .94%             289      $     856         .71%
Passbook and Statement Savings............     6,657         5.47              873          5,784        4.81
NOW Accounts..............................     5,578         4.58              486          5,092        4.23
Money Market Deposit Accounts.............    12,663        10.41              728         11,935        9.93
91-day Certificates.......................     1,570         1.29              111          1,459        1.21
182-day Certificates......................     7,600         6.25             (746)         8,346        6.94
9-month Certificates......................     2,637         2.17             (526)         3,163        2.63
12-month Certificates.....................    27,536        22.63            1,972         25,564       21.26
14-month Certificates.....................     3,839         3.15              454          3,385        2.82
18-month Certificates.....................    11,266         9.26             (409)        11,675        9.71
24-month Certificates.....................    14,423        11.85           (1,460)        15,883       13.21
30 month Certificates.....................     3,518         2.89           (2,424)         5,942        4.94
36-month Certificates.....................     7,680         6.31              905          6,775        5.63
42-month Certificates.....................       856          .70              191            665         .55
48-month Certificates.....................     1,133          .93              140            993         .83
60-month Certificates ....................    13,445        11.05              965         12,480       10.38
                                           ---------       ------       ----------      ---------      ------
                                             121,546        99.88            1,549        119,997       99.79
  Unamortized fair market value adjustment
    related to First Lancaster deposits
    assumed                                      143          .12             (113)           256         .21
                                           ---------       ------       ----------      ---------      ------
                                           $ 121,689       100.00%           1,436       $120,253      100.00%
                                           =========       ======       ==========      =========      ======

     The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                                                          At December 31,
                                                                 ----------------------------
                                                                   2003               2002
                                                                 --------           ---------
                                                                          (In thousands)
                 0.01 - 2.00%..................................  $   25,342        $    1,010
                 2.01 - 4.00%..................................      52,749            59,274
                 4.01 - 6.00%..................................       7,595            21,869
                 6.01 - 8.00%..................................       9,960            14,433
                                                                 ----------        ----------
                                                                 $   95,646        $   96,586
                                                                 ==========        ==========

         The following table sets forth the amount and maturities of time deposits at December 31, 2003.

                                                               Amount  Due
                                  -------------------------------------------------------------------------
                                  Less Than                                          After
    Rate                          One Year        1-2 Years        2-3 Years       3 Years           Total
    ----                          --------        ---------        ---------       -------        ----------
                                                                     (In thousands)

0.01 -  2.00%...................  $  25,157       $      185     $       --      $       --       $   25,342
2.01 -  4.00%...................     31,492           14,799          2,623           3,835           52,749
4.01 -  6.00%...................      4,585              124          1,259           1,627            7,595
6.01 -  8.00%...................      3,592            4,732          1,617              19            9,960
                                  ---------       ----------     ----------      ----------       ----------
                                  $  64,826       $   19,840     $    5,499      $    5,481       $   95,646
                                  =========       ==========     ==========      ==========       ==========


         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

                                                                         Certificates
                            Maturity Period                               of Deposits
                            ---------------                              -------------
                                                                        (In thousands)
                        Three months or less...........................  $    6,413
                        Over three through twelve months...............      16,207
                        Over twelve months.............................      11,192
                                                                         ----------
                        Total..........................................  $   33,812
                                                                         ==========

     The following table sets forth the deposit activities of the Bank for the periods indicated (1).

                                                                    Year Ended December 31,
                                                                   2003                2002
                                                                 --------            --------
                                                                         (In thousands)

       Deposits...............................................  $  127,991         $  129,675
       Withdrawals............................................     128,628            125,686
                                                                ----------         ----------
           Net increase before interest credited..............        (637)             3,989
       Interest credited......................................       2,186              2,868
                                                                ----------         ----------
           Net increase in deposits.............................$    1,549         $    6,857
                                                                ==========         ==========

-----------------------
(1) Does not reflect $143,000 and $246,000 unamortized fair market adjustment, as of December 31, 2003 and 2002, respectively, related to deposits acquired in purchase of First Lancaster.

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

                                                                       At or For the
                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                  2003                2002
                                                                --------            --------
                                                                   (Dollars in thousands)
       Amounts outstanding at end of period:
         FHLB advances  (1)...................................  $    6,900         $   6,680
                                                                ==========         =========
         Weighted average rate paid...........................        2.88%            5.39%

                                                                        At or For the
                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                  2003                2002
                                                                --------            --------
                                                                   (Dollars in thousands)

       Maximum amount of borrowings outstanding at
        any month end:
         FHLB advances........................................  $    6,900         $  10,901
                                                                ==========         =========


                                                                       At or For the
                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                  2003                2002
                                                                --------            --------
                                                                   (Dollars in thousands)
       Approximate average borrowings outstanding
        with respect to:
         FHLB advances........................................  $    5,749         $   8,450
                                                                ==========         =========
         Approximate weighted average rate paid...............        3.77%            4.83%

-------------------------
(1) The Bank makes monthly principal and interest payments of $18,000 on fixed-rate advances which had a total balance of $1,236,000 at December 31, 2003. Fixed-rate advances requiring monthly interest payments totaled $4,000,000 and will mature in 2005 through 2008. A variable rate advance indexed to the 1-year treasury security with a balance of $650,000 at December 31, 2003 matures in 2015. A cash management advance, whose interest rate fluctuates daily, had a balance of $1,000,000 at December 31, 2003. The Bank assumed advances related to the acquisition of First
     Lancaster. Those assumed advances created a market value adjustment which had a remaining balance of $14,000 and $30,000 at December 31, 2003 and 2002, respectively.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Central Kentucky Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 2003, the Bank was authorized to invest up to approximately $4.3 million in the stock of or loans to subsidiaries including the additional 1% investment for community inner-city and community development purposes. Institutions meeting regulatory capital requirements, such as the Bank, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank's only service corporation is Central Kentucky Savings and Loan Service Corporation in which its investment was $106,000 at December 31, 2003. The sole purpose of the service corporation is to purchase and hold the required amount of stock of Intrieve, Incorporated ("Intrieve") pursuant to the Bank's agreement with Savings and Loan Data Corporation, Inc. ("SLDC"), predecessor to Intrieve, for data processing services. Central Kentucky Savings and Loan Service Corporation is otherwise currently inactive.

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

EMPLOYEES

     As of December 31, 2003, the Bank had 27 full-time and one part-time employees, none of whom was represented by a collective bargaining agreement. The Bank believes that it enjoys good relations with its personnel.

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

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity and not retain any investment not permissible for a national bank and a savings institution.

     In order to satisfy, the QTL Test, a savings institution must either satisfy the definition of domestic building and loan institution under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. A savings institution shall be deemed a Qualified Thrift Lender as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2003, the Bank was in compliance with the QTL Test.

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

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2003, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings institution has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill. At December 31, 2003, the Bank's adjusted total assets for purposes of core capital requirement were $143.6 million.

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

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of December 31, 2003, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 2003, see Note 9 of Notes to Consolidated Financial Statements.

     The risk-based capital requirements of the OTS also require that savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than 2% of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule with its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The interest rate risk rule did not have a material effect on the Bank's risk based capital at December 31, 2003.

     The table below presents the Bank's capital position at December 31, 2003, relative to its various minimum regulatory capital requirements.

                                                                      At December 31, 2003
                                                                  ------------------------------
                                                                                      Percent of
                                                                   Amount             Assets (1)
                                                                  --------            ----------
                                                                       (Dollars in thousands)

     Tangible Capital............................................ $  12,794              8.91%
     Tangible Capital Requirement................................     2,154              1.50
                                                                  ---------            ------
        Excess .................................................. $  10,640              7.41%
                                                                  =========            ======

     Core Capital................................................ $  12,794              8.91%
     Core Capital Requirement....................................     5,744              4.00
                                                                  ---------            ------
        Excess .................................................. $   7,050              4.91%
                                                                  =========            ======

     Risk-Based Capital.......................................... $  13,583             14.76%
     Risk-Based Capital Requirement..............................     7,361              8.00
                                                                  ---------            ------
        Excess................................................... $   6,222              6.76%
                                                                  =========            ======

-------------------
(1) Based upon adjusted total assets of $143.6 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $92.0 million for purposes of the risk-based capital requirements.

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

     Under the FDIC's assessment schedule for SAIF deposit insurance, the assessment rate for well capitalized institutions with the highest supervisory ratings are zero and institutions in the highest risk assessment classification are assessed at the rate of .027% of insured deposits. In addition, insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Prior to December 31, 1999, SAIF-insured institutions paid FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. Since January 1, 2000, both BIF and SAIF members have been assessed at the same rate for FICO payments.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts from $6.0 million up to $42.1 million, plus 10% on the remainder. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2003, the Bank met its reserve requirements.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, legislation was enacted which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The privacy provisions became effective in July 2002.

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

     PATRIOT ACT. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

REGULATION OF THE COMPANY

     GENERAL. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.

     ACTIVITIES RESTRICTIONS. Because the Company was a unitary savings and loan holding company prior to May 4, 1999, there are generally no restrictions on its activities. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a unitary savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple holding companies. Unless the savings association requalifies as a Qualified Thrift Lender within one year thereafter, the unitary savings and loan holding company would be required to register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company's independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

     In August 1996, the Small Business Jobs Protection Act was enacted. Within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code, to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over a period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

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

     STATE INCOME TAXATION. The Commonwealth of Kentucky imposes no income tax on savings institutions. Central Kentucky Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for securities guaranteed by the U.S. Government or certain of its agencies. For the year ended December 31, 2003, the amount of such expense for the Bank was $131,000. The Company is subject to a State of Delaware annual franchise tax based on assets. For the year ended December 31, 2003, the amount of such expense to the Company was $14,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's main, branch, and loan office facilities at December 31, 2003.

                                   Year         Owned or        Square
                                 Opened          Leased         Footage       Net Book Value
                                 ------         --------        -------       --------------
     MAIN OFFICE:
     340 West Main Street
     Danville, Kentucky            1968           Owned         5,832           $   382,607





     BRANCH OFFICES:
     Ridgefield Shopping Center
     Danville, Kentucky            2000           Owned           2,304             680,986

     208 Lexington Avenue
     Lancaster, Kentucky           1988           Owned           3,918             665,927

     LOAN PRODUCTION OFFICE:
     713 Edgewood Drive
     Nicholasville, Kentucky       1997          Leased             532                  --


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Although the Company and Bank, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank or any subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 13 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The consolidated financial statements contained on pages 16 through 39 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     BKD LLP ("BKD") served as the Company's independent auditors for the 2002 and 2003 fiscal years. On October 1, 2003, EKW & Associates, LLP ("EKW"), which had served as the Company's independent auditors since November 12, 2002, merged with BKD. The Audit Committee of the Board of Directors has retained BKD to be the Company's independent auditors for the fiscal year ending December 31, 2004. A representative of BKD is expected to be present at the Annual Meeting to respond to stockholders' questions and will have the opportunity to make a statement if he or she so desires.

     On November 12, 2002, Miller, Mayer, Sullivan & Stevens, LLP ("MMSS") resigned as independent auditors of the Company. On November 12, 2002, the Company engaged EKW as its successor independent audit firm. The Company's engagement of EKW was approved by the Company's Audit Committee and approved by the Company's Board of Directors on November 12, 2002.

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

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     For information concerning the Board of Directors and executive officers who are not directors of the Company, the identification of the Audit Committee and the audit committee financial expert, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The  information   contained  under  the  sections   captioned   "Executive
Compensation and Other Benefits" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

         (d)      EQUITY COMPENSATION PLANS

                  The following table sets forth certain information, as of December 31, 2003, with respect to the Company's equity compensation plans.

                                                (a)                           (b)                       (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                         Warrants & rights        options, warrants and rights     reflected in column (a))
                                         -----------------        ----------------------------     ------------------------
Equity compensation plans
  approved by security holders                  65,700                      $   7.84                         4,000

Equity compensation plans not
  approved by security holders                    --                            --                             --
                                              --------                      --------                       -------

Total                                           65,700                      $   7,84                         4,000
                                              ========                      ========                       =======

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

         (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT AND EXHIBITS
              -----------------------------------------------------------

         (1) Financial Statements. The following financial statements are
             ---------------------
incorporated by reference from Item 7 hereof:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for Each of the Years in the Two-Year Period Ended December 31, 2003

         Consolidated Statements of Changes in Stockholders' Equity for Each of
          the Years in the Two-Year Period Ended December 31, 2003 Consolidated Statements of Cash Flows for Each of the
          Years in the Two-Year Period Ended December 31, 2003
         Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedules. All schedules are omitted because of
             ------------------------------
the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

         (3) Exhibits. The following is a list of exhibits filed as part of this
             ---------
Annual Report on Form 10-KSB or incorporated herein by reference and is also the
Exhibit Index.

      No.         Description
     -----        -----------
       2          Agreement and Plan of Merger dated December 14, 2000
                  by and among CKF Bancorp, Inc., Central Kentucky Federal
                  Savings Bank, First Lancaster Bancshares, Inc. and First
                  Lancaster Federal Savings Bank*
       3.1        Certificate of Incorporation of CKF Bancorp, Inc.**
       3.2        Bylaws of CKF Bancorp, Inc.***
      10.1        CKF Bancorp, Inc. 1995 Stock Option and Incentive Plan****+
      10.2 (a)    Severance Agreements between Central Kentucky Federal
                  Savings Bank and Ann L. Hooks****+
           (b)    Severance Agreements between CKF Bancorp, Inc. and
                  Ann L. Hooks****+
      10.3 (a)    Employment Agreement between Central Kentucky
                  Federal Savings Bank and John H. Stigall****+
           (b)    Employment Agreement between CKF Bancorp, Inc. and John H.
                  Stigall****+
      10.4        CKF Bancorp, Inc. Employee Recognition Plan****+
      13          2003 Annual Report to Stockholders
      14          Code of Ethics
      21          Subsidiaries of the Registrant
      23          Consent of BKD & Associates, Inc.
      31.1        Rule 13a-14(a) Certification of Chief Executive Officer
      31.2        Rule 13a-14(a) Certification of Chief Financial Officer
      32          Section 1350 Certification

----------------------
* Incorporated by reference to the Company's Current Report on Form 8-K filed on December 21, 2000 (File No. 0-25180).
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83972).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (Commission File No. 0-25180).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-25180).
+    Management contract or compensation plan or arrangement.

(b)  REPORTS ON FORM 8-K.
     --------------------

     The Registrant filed the following Current Reports on Form 8-K during the last quarter covered by this Report.

                                                      Financial
  Date of Report           Item(s) Reported       Statements Filed
  --------------           ----------------       ----------------
  October 14, 2003                  9                     N/A
  November 12, 2003               5, 7                    N/A

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Audit and Other Fees Paid to Independent Accountant" in the Proxy Statement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CKF BANCORP, INC.


March 26, 2004                         By:/s/ John H. Stigall
                                          ----------------------------------
                                          John H. Stigall
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John H. Stigall                                         March 26, 2004
--------------------------------------------
John H. Stigall
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Russell M. Brooks                                       March 26, 2004
--------------------------------------------
Russell M. Brooks
Vice President and Chief Financial Officer
(Principal Financial Officer and
  Principal Accounting Officer)


/s/ Jack L. Bosley, Jr.                                     March 26, 2004
--------------------------------------------
Jack L. Bosley, Jr.
Director


/s/ W. Irvine Fox, Jr.                                      March 26, 2004
--------------------------------------------
W. Irvine Fox, Jr.
Director


/s/ William H. Johnson                                      March 26, 2004
--------------------------------------------
William H. Johnson
Director


/s/ W. Banks Hudson, III                                    March 26, 2004
--------------------------------------------
W. Banks Hudson, III
Director


/s/ Yvonne York Morley                                      March 26, 2004
--------------------------------------------
Yvonne York Morley
Director


/s/ Warren O. Nash                                          March 26, 2004
--------------------------------------------
Warren O. Nash
Director


/s/ Virginia R. S. Stump                                    March 26, 2004
--------------------------------------------
Virginia R. S. Stump
Director


/s/ Mark J. Goggans                                         March 26, 2004
--------------------------------------------
Mark J. Goggans
Director