Form 10QSB
period 2004-03-31
CKF BANCORP INC
filed 2004-05-13
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180

                                CKF Bancorp, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                                 61-1267810
------------------                                      ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

340 West Main Street, Danville, Kentucky                        40422
----------------------------------------                ------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:      (859) 236-4181
                                                     --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      X                 No
   ---------------           ---------------

As of May 13, 2004, 1,470,374 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes               No      X
                                                    ------------     -----------

                                    CONTENTS


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2004 (unaudited) and
                  December 31, 2003............................................................................3

              Consolidated Statements of Income for the Three-Month Periods Ended
                  March 31, 2004 and 2003 (unaudited)..........................................................4

              Consolidated Statement of Changes in Stockholders' Equity for the
                  Three-Month Periods Ended March 31, 2004 and 2003 (unaudited)................................5

              Consolidated Statements of Cash Flows for the Three-Month Periods Ended
                  March 31, 2004 and 2003 (unaudited)..........................................................6

              Notes to Consolidated Financial Statements.......................................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................10

Item 3.       Controls and Procedures.........................................................................14



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................15
Item 2.       Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities...............15
Item 3.       Defaults Upon Senior Securities.................................................................15
Item 4.       Submission of Matters to a Vote of Security Holders.............................................15
Item 5.       Other Information...............................................................................15
Item 6.       Exhibits and Reports on Form 8-K................................................................15

SIGNATURES....................................................................................................16

                        CKF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               AS OF                 AS OF
                                                                             MARCH 31,         DECEMBER 31,
                                                                               2004                  2003
                                                                         ---------------       ---------------
                                                                            (Unaudited)
ASSETS

Cash and due from banks                                                  $     1,253,311       $     1,121,357
Interest bearing deposits                                                      3,666,759             2,671,433
                                                                         ---------------       ---------------
       Cash and cash equivalents                                               4,920,070             3,792,790
Investment securities:
   Securities available-for-sale                                               1,954,598             1,930,421
   Securities held-to-maturity (market values of $7,701,344 at
     March 31, 2004 and of $8,330,782 at December 31, 2003)                    7,668,420             8,333,409
Federal Home Loan Bank stock, at cost                                          1,750,100             1,732,900
Loans receivable                                                             127,617,642           125,774,932
Allowance for loan losses                                                       (618,623)             (615,089)
Accrued interest receivable                                                      745,806               731,281
Real estate owned                                                                 52,053               131,390
Office property and equipment, net                                             1,914,414             1,925,300
Goodwill                                                                       1,099,588             1,099,588
Other assets                                                                     185,647               147,046
                                                                         ---------------       ---------------

       Total assets                                                      $   147,289,715       $   144,983,968
                                                                         ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   122,793,689       $   121,689,009
Advances from Federal Home Loan Bank                                           7,734,159             6,899,835
Accrued interest payable                                                          34,713                23,672
Advance payment by borrowers for taxes and insurance                              76,120                44,839
Accrued federal income tax                                                       270,400                75,931
Deferred federal income tax                                                      751,225               750,904
Other liabilities                                                                436,653               431,999
                                                                         ---------------       ---------------

     Total liabilities                                                       132,096,959           129,916,189
                                                                         ---------------       ---------------

Commitments and contingencies                                                         --                    --
                                                                         ---------------       ---------------

Preferred stock, 100,000 shares, authorized and unissued Common stock, $.01 par value, 4,000,000 shares authorized;
   1,470,374 and 1,471,686 issued and outstanding, respectively                   10,000                10,000
Additional paid-in capital                                                     9,562,522             9,533,759
Retained earnings, substantially restricted                                   10,541,498            10,453,207
Accumulated other comprehensive income                                           190,404               174,447
Treasury stock, 529,626 and 528,314 shares, respectively, at cost             (4,375,315)           (4,354,309)
Incentive Plan Trust, 44,900 shares, at cost                                    (437,999)             (437,999)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (298,354)             (311,326)
                                                                         ----------------      ---------------

     Total stockholders' equity                                               15,192,756            15,067,779
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   147,289,715       $   144,983,968
                                                                         ===============       ===============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                FOR THE THREE-MONTH PERIODS
                                                                                        ENDED MARCH 31
                                                                                    2004              2003
                                                                                -------------    -------------
Interest and dividend income:
   Interest on loans                                                            $   1,972,672    $   2,025,815
   Interest and dividends on investments                                               94,078           46,009
   Other interest income                                                                5,239           34,267
                                                                                -------------    -------------
      Total interest and dividend income                                            2,071,989        2,106,091
                                                                                -------------    -------------

Interest expense:
   Interest on deposits                                                               785,549        1,006,861
   Interest on advances from the FHLB                                                  53,158           70,593
                                                                                -------------    -------------
      Total interest expense                                                          838,707        1,077,454
                                                                                -------------    -------------

Net interest income                                                                 1,233,282        1,028,637
   Provision for loan losses                                                           15,000           30,000
                                                                                -------------    -------------
      Net interest income after
        provision for loan losses                                                   1,218,282          998,637
                                                                                -------------    -------------

Non-interest income:
   Loan and other service fees                                                         44,102           46,731
   Gain, net on foreclosed real estate                                                  2,443              817
   Other non-interest income, net                                                       4,625              268
                                                                                -------------    -------------
      Total non-interest income                                                        51,170           47,816
                                                                                -------------    -------------

Non-interest expense:
   Compensation and employee benefits                                                 365,112          294,761
   Occupancy and equipment expense, net                                                57,323           55,056
   Data processing                                                                     70,177           60,969
   Legal and other professional fees                                                   25,370           11,948
   State franchise tax                                                                 32,889           35,608
   Other non-interest expense                                                          90,432           83,120
                                                                                -------------    -------------
      Total non-interest expense                                                      641,303          541,462
                                                                                -------------    -------------

Income before income tax expense                                                      628,149          504,991

Provision for income taxes                                                            212,363          170,318
                                                                                -------------    -------------

Net income                                                                      $     415,786    $     334,673
                                                                                =============    =============

Basic earnings per common share                                                 $        .30     $         .25
                                                                                ============     =============

Diluted earnings per common share                                               $        .30     $         .25
                                                                                ============     =============

Weighted average common shares
   outstanding during the period                                                    1,364,996        1,336,156
                                                                                =============    =============

Weighted average common shares
   outstanding after dilutive effect                                                1,398,644        1,357,918
                                                                                =============    =============

          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Three-Month Periods Ended March 31, 2004 and 2003
                                   (unaudited)

                                                                          ACCUMULATED
                                                ADDITIONAL                   OTHER                   INCENTIVE    UNEARNED
                                     COMMON       PAID-IN      RETAINED  COMPREHENSIVE    TREASURY     PLAN         ESOP
                                      STOCK       CAPITAL      EARNINGS      INCOME         STOCK     TRUST        SHARES
                                    ----------  ------------ ----------  ------------- ------------  -----------  -----------
Balance, December 31, 2002           $ 10,000   $ 9,531,454  $ 9,564,805  $ 190,189    $ (4,354,309)  $ (665,291) $ (363,214)

Comprehensive income:
  Net income                                                     334,673
  Other  comprehensive  loss,  net
  of tax:                                                                  (128,303)

    Decrease in  unrealized  gains
      on securities
      Total comprehensive income

Dividend    declared   ($.20   per                              (267,209)
share)

ESOP shares release accrual                          12,960                                                           12,972

Issued  under  stock  option  plan
shares                                              (16,601)                                              50,726
                                     --------   -----------  -----------  ---------    ------------   ----------  ----------
Balance, March  31, 2003             $ 10,000   $ 9,527,813  $ 9,632,269  $  61,886    $ (4,354,309)  $ (614,565) $ (350,242)
                                     ========   ===========  ===========  =========    =============  =========== ===========



Balance, December 31, 2003           $ 10,000   $ 9,533,759  $10,453,207  $ 174,447    $ (4,354,309) $  (437,999) $ (311,326)

Comprehensive income:
  Net income                                                     415,786
  Other  comprehensive  loss,  net
   of tax:
    Increase in  unrealized  gains
     on securities                                                           15,957
      Total comprehensive income

Dividend    declared   ($.24   per                              (327,495)
share)

ESOP shares release accrual                          28,763                                                            12,972

Purchase of common stock                                                                    (21,006)
                                     --------   -----------  -----------  ---------    ------------   ----------  ----------

Balance, March 31, 2004              $ 10,000   $ 9,562,522 $ 10,541,498 $  190,404    $ (4,375,315) $  (437,999) $ (298,354)
                                     ========   =========== ============ ==========    ============= ============ ===========

                                          TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                      -------------
Balance, December 31, 2002            $ 13,913,634

Comprehensive income:
  Net income                               334,673
  Other  comprehensive  loss, net
  of tax:                                 (128,303)
                                         ---------
    Decrease in  unrealized  gain
      on securities
      Total comprehensive income           206,370

Dividend    declared   ($.20  per         (267,209)
share)

ESOP shares release accrual                 25,932

Issued  under  stock  option  plan
shares                                      34,125
                                      ------------
Balance, March  31, 2003              $ 13,912,852
                                      ============



Balance, December 31, 2003            $ 15,067,779

Comprehensive income:
  Net income                               415,786
  Other  comprehensive  loss,  net
   of tax:
    Increase in  unrealized  gain
     on securities                          15,957
                                      ------------
      Total comprehensive income           431,743

Dividend    declared   ($.24   per        (327,495)
share)

ESOP shares release accrual                 41,735

Purchase of common stock                   (21,006)
                                      ------------
Balance, March 31, 2004               $ 15,192,756
                                      ============





          See accompanying notes to consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  FOR THE THREE-MONTH PERIODS
                                                                                        ENDED MARCH 31
                                                                                ------------------------------
                                                                                    2004              2003
                                                                                -------------    -------------
Cash flows from operating activities:
  Net income                                                                     $    415,786     $    334,673
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Amortization of premiums, net on securities                                        9,340            1,681
     Federal Home Loan Bank stock dividends                                           (17,200)         (16,400)
     Amortization of premiums on loans                                                 15,093           20,088
     Accretion of deferred loan origination fees                                       (3,209)          (3,362)
     Provision for losses on loans                                                     15,000           30,000
     ESOP benefit expense                                                              41,735           25,932
     Depreciation expense                                                              33,999           36,123
     Amortization of premiums on deposits and FHLB advances                           (24,944)         (40,092)
     Loss, net on sale of real estate owned                                               106               --
     Deferred income tax benefit                                                       (7,899)         (28,067)
     Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     (14,525)          61,281
      Other assets                                                                    (38,601)         (27,646)
      Accrued interest payable                                                         11,041           14,881
      Other liabilities                                                                 4,654          (69,928)
      Current federal income taxes                                                    194,469          165,300
                                                                                -------------     ------------
        Net cash provided by operating activities                                     634,845          504,464
                                                                                -------------     ------------

Cash flows from investing activities:
  Proceeds from maturity of government agency bonds held-to-maturity                  500,000               --
  Repayments on mortgage backed securities held-to-maturity                           155,649           13,648
  Net (increase) decrease in loans                                                 (1,816,981)       6,284,764
  Purchase of office property and equipment                                           (23,113)          (8,739)
  Proceeds from sale of (additions to) real estate owned                               30,152           (1,402)
                                                                                -------------     ------------
        Net cash provided (used) by investing activities                           (1,154,293)       6,288,271
                                                                                -------------     ------------

Cash flows from financing activities:
  Net increase in deposit accounts                                                  1,898,998        1,693,065
  Net decrease in certificates of deposit                                            (772,468)      (1,365,838)
  Proceeds from Federal Home Loan Bank advances                                     2,000,000               --
  Repayments on Federal Home Loan Bank advances                                    (1,162,582)        (659,715)
  Net increase in custodial accounts                                                   31,281           38,617
  Proceeds from the exercise of stock options                                              --           34,125
  Purchase of treasury stock                                                          (21,006)              --
  Payment of dividends to stockholders                                               (327,495)        (267,209)
                                                                                --------------    ------------
        Net cash provided (used) by financing activities                            1,646,728         (526,955)
                                                                                -------------     ------------

Increase in cash and cash equivalents                                               1,127,280        6,265,780

Cash and cash equivalents, beginning of period                                      3,792,790       13,717,142
                                                                                -------------     ------------

Cash and cash equivalents, end of period                                        $   4,920,070     $ 19,982,922
                                                                                =============     ============

                                   (continued)

                        CKF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                  FOR THE THREE-MONTH PERIODS
                                                                                        ENDED MARCH 31
                                                                                ------------------------------
                                                                                    2004              2003
                                                                                -------------    -------------

Supplemental disclosures of cash flows information:
  Cash paid for federal income taxes                                            $      25,793     $     33,085
  Cash paid for interest on deposits and FHLB advances                          $     852,610     $  1,102,665

Supplemental disclosures of non-cash activities:
  Real estate owned acquired by foreclosure                                     $      80,912     $         --
  Loans originated to finance sale of foreclosed real estate                    $     129,991     $         --
  Increase (decrease) in unrealized gains, gross on available-for-sale
   securities                                                                   $      24,177     $   (194,399)


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2004. The consolidated balance sheet of the Company, as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date.


2.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels are as follows (in thousands):

                                                                March 31, 2004
                             ---------------------------------------------------------------------------------
                                                               For Capital                 To be Well
                                                            Adequacy Purposes           Capitalized Under
                                                                                        Prompt Corrective
                                                                                        Action Provisions
                             -------------------------   -------------------------  --------------------------
                                       Actual                    Required                    Required
                             -------------------------   -------------------------  --------------------------
                                Amount        %             Amount        %            Amount         %
                             -------------------------   -------------------------  --------------------------
Core capital                  $  12,970     8.89%         $    5,834    4.00%        $    8,752     6.00%
Tangible capital                 12,970     8.89%              5,834    4.00%               n/a      n/a
Total Risk based capital         13,779    15.04%              7,329    8.00%             9,162    10.00%
Tier 1 Risk based capital        12,970    14.16%                n/a     n/a              4,581     5.00%

3.   DIVIDENDS

     A cash dividend of $.24 per share was paid by the Company on February 10, 2004 to stockholders of record as of January 28, 2004. The total dividends paid by the Company during the three months ended March 31, 2004 amounted to $327,495.

4.   COMMON STOCK

     The Company purchased 1,312 shares of treasury stock at a total cost of $21,006 during the three months ended March 31, 2004.

5.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share:

                                                                                      FOR THE THREE-MONTH PERIODS
                                                                                              ENDED MARCH 31
                                                                                           2004             2003
                                                                                      -------------     -------------
         Basic earnings per share
          Net income                                                                   $    415,786      $    334,673
                                                                                       ============      ============
          Weighted average shares outstanding                                             1,364,996         1,336,156
                                                                                       ============      ============
          Basic earnings per share                                                     $        .30      $        .25
                                                                                       ============      ============

         Diluted earnings per share
          Net income                                                                   $    415,786      $    334,673
                                                                                       ============      ============
          Weighted average shares outstanding                                             1,364,996         1,336,156
          Diluted effect of stock option                                                     33,648            21,762
                                                                                       ------------      ------------
          Weighted average shares outstanding
              after dilutive effect                                                       1,398,644         1,357,918
                                                                                       ============      ============
          Diluted earnings per share                                                   $        .30      $        .25
                                                                                       ============      ============

6.   STOCK OPTIONS

     At March 31, 2004, the Company has stock-based compensation plans which are described more fully in the notes to the Company's December 31, 2003 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principals Board Opinion No 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value provisions of Financial Accounting Standards Board Statement 123, Accounting for Stock -Based Compensation, to stock based employee compensation.

                                                                                      FOR THE THREE-MONTH PERIODS
                                                                                              ENDED MARCH 31
                                                                                           2004             2003
                                                                                      -------------     -------------
         Net income as reported                                                        $    415,786      $    334,673
         Less:  Total stock-based compensation
          determined under the fair value method                                              1,066               865
                                                                                       ------------      ------------
         Pro forma net income                                                          $    414,720      $    333,808
                                                                                       ============      ============

         Basic earnings per share - as reported                                             $   .30          $    .25
         Basic earnings per share - pro forma                                               $   .30          $    .25
         Diluted earnings per share - as reported                                           $   .30          $    .25
         Diluted earnings per share - pro forma                                             $   .30          $    .25

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated and projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2003 TO MARCH 31, 2004

At March 31, 2004, total assets were $147.3 million, an increase of $2.3 million, or 1.6%, from $145.0 million at December 31, 2003. The increase in assets included a $1.8 million increase in loans receivable, a $641,000 decrease in investment securities, and a $1.1 million increase in cash and interest-bearing deposits. The increase in total assets was primarily related to a $1.1 increase in deposits, a $834,000 increase in advances from the Federal Home Loan Bank, and an increase in stockholders' equity of $125,000.

Investment securities decreased by $641,000, or 6.2%, to $9.6 million, during the three months ended March 31, 2004. Securities classified as available-for-sale and recorded at market value increased $24,000 due solely to the increase in the market value of such securities. Securities classified as held-to-maturity decreased by $665,000 primarily due to principal repayments on mortgage-backed securities of $156,000 and to the maturity of a government agency bond of $500,000.

Loans receivable increased by $1.8 million, or 1.5%, to $127.6 million, during the three months ended March 31, 2004. The increase was due to loan originations of $11.4 million and loan purchases of $255,000 offset by loan principal repayments of $9.5 million and loans sold of $339,000. The allowance for loan losses was $619,000 at March 31, 2004 compared to $615,000 at December 31, 2003. The allowance as a percentage of loans receivable was 0.48% and 0.49% at March 31, 2004 and December 31, 2003, respectively. Loan charge-offs, net of recoveries amounted to $11,000 during the three months ended March 31, 2004. The determination of the allowance for loan losses is based on management's analysis, done no less frequently than on a quarterly basis, of various factors, including market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance of loan losses is in accordance with accounting principles generally accepted in the United States of America and reflects current regulatory and economic considerations, there can be no assurance that additional losses will not be incurred, or that the Bank's regulators or changes in the Bank's economic environment will not require further increases in the allowance.

Deposits increased by $1.1 million, or 0.9%, to $122.8 million, during the three months ended March 31, 2004. The increase was due to an increase in deposit accounts (demand, savings, NOW and money market deposit accounts) of $1.9 million, or 7.3%, which was offset by a decrease in certificates of deposit of $794,000, or 0.8%, and by the amortization of $22,000 related to the premium paid on certificates of deposit assumed in the acquisition of First Lancaster. The increase in deposit accounts was due to a $632,000 increase in money market deposit accounts, a $1.0 million increase in NOW accounts, an $85,000 increase in savings accounts, and a $176,000 increase in non-interest checking accounts. Advances from the Federal Home Loan Bank increased by $834,000, or 12.1%, to $7.7 million, during the three months ended March 31, 2004 due to $1.2 million in repayments of advances and $2.0 million in proceeds from newly issued advances.

Stockholders' equity increased by $125,000, to $15.2 million, during the three months ended March 31, 2004. The increase during the period was due to net income of $416,000, the release of shares related to the employee stock ownership plan of $42,000, and an increase in the net unrealized gain on available-for-sale securities, net of tax of $16,000, which were offset by payments of dividends to stockholders of $328,000 and by the purchase of treasury shares of $21,000.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET INCOME

Net income for the three months ended March 31, 2004 was $416,000 compared to $335,000 for the same period in 2003, an increase of $81,000, or 24.2%. The increase resulted from an increase in net interest income of $205,000, a decrease in the provision for loan losses of $15,000, and an increase in non-interest income of $3,000, which were offset by an increase in non-interest expense of $100,000 and an increase in the provision for income tax of $42,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $34,000, or 1.6%, to $2.1 million, for the three months ended March 31, 2004 compared to the same period in 2003. The decrease in interest and dividend income was due to a 31 basis point decrease in the average yield on interest-earning assets, to 5.87% in 2004 from 6.18% in 2003 offset by a $4.8 million, or 3.5%, increase from 2003 to 2004 in the weighted-average balance of interest-earning assets.

INTEREST EXPENSE

Interest expense decreased by $239,000, or 22.2%, to $839,000, for the three months ended March 31, 2004 compared to the same period in 2003. The decrease in interest expense was due to a 82 basis point decrease in the average yield of interest-bearing liabilities, to 2.61% in 2004 from 3.43% in 2003 offset by a $3.3 million, or 2.6%, increase from 2003 to 2004 in the weighted average balance of interest-bearing liabilities.

NET INTEREST INCOME

Net interest income increased by $205,000, or 19.9%, to $1.2 million for the three months ended March 31, 2004 compared to same period in 2003. The change in net interest income attributable to volume was favorable by $166,000, attributable to rate was favorable by $48,000, and attributable to rate/volume was unfavorable by $9,000. The interest rate spread amounted to 3.26% and 2.75% during the three months ended March 31, 2004 and 2003, respectively, while the interest margin amounted to 3.49% and 3.02% during the three months ended March 31, 2004 and 2003, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased by $15,000, or 50.0%, to $15,000 for the three months ended March 31, 2004 compared to the same period in 2003. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income increased by $3,000, or 7.0%, to $51,000, for the three months ended March 31, 2004 compared to the same period in 2003, and such income amounted to, on an annualized basis, 0.14% of average assets for each of the three month periods ended March 31, 2004 and 2003. The increase in non-interest income was related to an increase of $2,000 in gain, net on foreclosed real estate and an increase of $4,000 in other non-interest income, net, which were offset by a decrease of $3,000 in fees charged in connection with loans and service charges on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense increased by $100,000, or 18.4%, to $641,000, for the three months ended March 31, 2004 compared to the same period in 2003, and such expense amounted to 1.76% and 1.53% of average assets for the three months ended March 31, 2004 and 2003, respectively. The increase was due to increases in compensation and employee benefits of $71,000, in occupancy and equipment expense, net of $2,000, in data processing expense of $9,000, in legal and other professional fees of $14,000, and in other non-interest expense of $7,000, which were offset by a decrease in state franchise tax of $3,000.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2004 and 2003 was $212,000 and $170,000, respectively, which as a percentage of income before taxes was 33.8% for the three months ended March 31, 2004 and 33.7% for the three months ended March 31, 2003.

NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                                              MARCH 31 ,          DECEMBER 31,
                                                                                2004                  2003
                                                                           -------------         -------------
Loans accounted for on a non-accrual basis:1 Real estate mortgage:
     One-to-four family residential                                        $      64,102         $     391,576
     Multi-family residential, non-residential, and land                         213,328               121,179
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                       20,733                24,269
                                                                           -------------         -------------
       Total                                                               $     298,163         $     537,024
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
 Real estate mortgage:
     One-to-four family residential                                        $   1,159,528         $   1,094,486
     Multi-family residential, non-residential, and land                          71,811                    --
   Commercial non-mortgage                                                        48,707                    --
   Consumer                                                                       33,000                    --
                                                                           -------------         -------------
       Total                                                               $   1,313,046         $   1,094,486
                                                                           =============         =============
Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   1,611,209         $   1,631,510
                                                                           =============         =============
Percentage of loans receivable                                                      1.26%                 1.30%
                                                                           =============         =============
Other non-performing assets2                                               $      52,053         $     131,390
                                                                           =============         =============

1Non-accrual status denotes any mortgage loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value, and any consumer or commercial loan more than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

2Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. Such property is carried at the lower of its fair market value or the principal balance of the related loan.

During the three months ended March 31, 2004, interest income of $4,889 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans actually reduced interest income during the three months ended March 31, 2004 by $2,334.

At March 31, 2004 and December 31, 2003, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at March 31, 2004.

At March 31, 2004, the Bank had outstanding commitments to originate loans totaling $3.1 million, excluding $1.2 million in unused home equity lines of credit and $3.0 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $4.0 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2004, totaled $68.5 million. Management believes that a significant percentage of such deposits will remain with the Bank.


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

PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS       None


Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

                      The following table sets forth information regarding the
                  Company's repurchases of its Common Stock during the quarter ended March 31, 2004.

                                                                              Total Number
                                                                                of Shares
                                                                                Purchased         Maximum
                                                                               as Part of    Number of Shares
                                                 Total                          Publicly      that May Yet Be
                                               Number of       Average          Announced     Purchased Under
                                                Shares       Price Paid         Plans or       the Plans or
                        Period                 Purchased      per Share         Programs         Programs
                        ------                 ---------     ----------       ------------    ----------------
                    March 2004                1,312  (1)      $ 16.01               --                --
                    Beginning date: March 1
                    Ending date: March 31

               (1)  Shares were  purchased  from former  employees  who received
                    stock   distribution  from  the  Company's   employee  stock
                    ownership plan.


Item 3. DEFAULTS UPON SENIOR SECURITIES                         None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     None


Item 5. OTHER INFORMATION                                       None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          3.2  Bylaws of CKF Bancorp, Inc.

          31.1 Rule 13a-14(a) Certification of the Chief Executive Officer

          31.2 Rule 13a-14(a) Certification of the Chief Financial Officer

          32   Certification pursuant to 18 USC Section 1350


          b)   Reports on Form 8-K

               Date of Report    Item(s) Reported    Financial Statements Filed
               --------------    ----------------    --------------------------
               April 13, 2004         7, 12                      N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CKF Bancorp, Inc.

Date: May 13, 2004        /s/  John H. Stigall
                          ----------------------------------------------------
                          John H. Stigall, President and Chief Executive Officer
                          (Duly Authorized Officer)




Date: May 13, 2004        /s/ Russell M. Brooks
                          ------------------------------------------------------
                          Russell M. Brooks, Vice President and Treasurer
                          (Principal Financial and Accounting Officer)