Form 10QSB
period 2004-06-30
CKF BANCORP INC
filed 2004-08-12
CIK 930203

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   (Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180

                                CKF Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        61-1267810
---------------------------------                  ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

340 West Main Street, Danville, Kentucky               40422
----------------------------------------     --------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:      (859) 236-4181
                                                     --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes  X    No
                                                             ---      ---

As of August 7, 2004, 1,465,528 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes           No     X
                                                     -------       -------

                                    CONTENTS


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
                  December 31, 2003............................................................................3

              Condensed Consolidated Statements of Income for the Six-Month Periods Ended
                  June 30, 2004 and 2003 (unaudited) and for the Three-Month Periods Ended
                  June 30, 2004 and 2003 (unaudited)...........................................................4

              Condensed Consolidated Statement of Changes in Stockholders' Equity for the
                  Six-Month Periods Ended June 30, 2004 and 2003 (unaudited)...................................5

              Condensed Consolidated Statements of Cash Flows for the Six-Month Periods
                  Ended June 30, 2004 and 2003 (unaudited).....................................................6

              Notes to Consolidated Financial Statements.......................................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..................................................................................10

Item 3.       Controls and Procedures.........................................................................16



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................17
Item 2.       Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities...............17
Item 3.       Defaults Upon Senior Securities.................................................................17
Item 4.       Submission of Matters to a Vote of Security Holders.............................................17
Item 5.       Other Information...............................................................................17
Item 6.       Exhibits and Reports on Form 8-K................................................................17

SIGNATURES....................................................................................................18

                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               As of                 As of
                                                                             June 30,            December 31,
                                                                               2004                  2003
                                                                         ---------------       ---------------
                                                                            (Unaudited)
ASSETS

Cash and due from banks                                                  $       967,924       $     1,121,357
Interest bearing deposits                                                      1,848,649             2,671,433
                                                                         ---------------       ---------------
       Cash and cash equivalents                                               2,816,573             3,792,790
Investment securities:
   Securities available-for-sale                                               2,093,128             1,930,421
   Securities held-to-maturity (market values of $8,133,062 at
     June 30, 2004 and of $8,330,782 at December 31, 2003)                     8,249,513             8,333,409
Federal Home Loan Bank stock, at cost                                          1,767,500             1,732,900
Loans receivable                                                             133,544,560           125,774,932
Allowance for loan losses                                                       (629,573)             (615,089)
Accrued interest receivable                                                      764,591               731,281
Real estate owned                                                                 52,053               131,390
Office property and equipment, net                                             1,878,501             1,925,300
Goodwill                                                                       1,099,588             1,099,588
Other assets                                                                     225,189               147,046
                                                                         ---------------       ---------------

       Total assets                                                      $   151,861,623       $   144,983,968
                                                                         ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   120,943,583       $   121,689,009
Advances from Federal Home Loan Bank                                          13,701,046             6,899,835
Accrued interest payable                                                          48,995                23,672
Advance payment by borrowers for taxes and insurance                             126,265                44,839
Accrued federal income tax                                                        65,898                75,931
Deferred federal income tax                                                      783,668               750,904
Other liabilities                                                                414,592               431,999
                                                                         ---------------       ---------------

     Total liabilities                                                       136,084,047           129,916,189
                                                                         ---------------       ---------------

Commitments and contingencies                                                         --                    --
                                                                         ---------------       ---------------

Preferred stock, 100,000 shares, authorized and unissued Common stock, $.01 par value, 4,000,000 shares authorized;
   1,470,374 and 1,471,686 issued and outstanding, respectively                   10,000                10,000
Additional paid-in capital                                                     9,590,498             9,533,759
Retained earnings, substantially restricted                                   10,993,940            10,453,207
Accumulated other comprehensive income                                           281,834               174,447
Treasury stock, 529,626 and 528,314 shares, respectively, at cost             (4,375,315)           (4,354,309)
Incentive Plan Trust, 44,900 shares, at cost                                    (437,999)             (437,999)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (285,382)             (311,326)
                                                                         ---------------       ---------------

     Total stockholders' equity                                               15,777,576            15,067,779
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   151,861,623       $   144,983,968
                                                                         ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Six-Month Periods         For the Three-Month Periods
                                                    Ended June 30                        Ended June 30
                                          -------------------------------       ------------------------------
                                               2004             2003                2004              2003
                                          -------------     -------------       -------------    -------------
Interest and dividend income:
   Interest on loans                      $   3,994,989     $   3,916,271       $   2,022,317    $   1,890,456
   Interest and dividends on investments        182,748           115,037              88,670           69,028
   Other interest income                          9,247            70,358               4,008           36,091
                                          -------------     -------------       -------------    -------------
      Total interest and dividend income      4,186,984         4,101,666           2,114,995        1,995,575
                                          -------------     -------------       -------------    -------------

Interest expense:
   Interest on deposits                       1,541,823         1,928,081             756,274          921,220
   Interest on advances from the FHLB           118,524           128,108              65,366           57,515
                                          -------------     -------------       -------------    -------------
      Total interest expense                  1,660,347         2,056,189             821,640          978,735
                                          -------------     -------------       -------------    -------------

Net interest income                           2,526,637         2,045,477           1,293,355        1,016,840
   Provision for loan losses                     30,000            60,000              15,000           30,000
                                          -------------     -------------       -------------    -------------
      Net interest income after
        provision for loan losses             2,496,637         1,985,477           1,278,355          986,840
                                          -------------     -------------       -------------    -------------

Non-interest income:
   Loan and other service fees                   89,696            96,730              45,594           49,999
   Gain, net on foreclosed real estate            2,843             1,668                 400              851
   Other non-interest income, net                 7,822             1,757               3,197            1,489
                                          -------------     -------------       -------------    -------------
      Total non-interest income                 100,361           100,155              49,191           52,339
                                          -------------     -------------       -------------    -------------

Non-interest expense:
   Compensation and employee benefits           714,026           586,965             348,914          292,204
   Occupancy and equipment expense, net         115,196           108,297              57,873           53,241
   Data processing                              130,192           121,139              60,015           60,170
   Legal and other professional fees             65,194            41,872              39,824           29,924
   State franchise tax                           69,055            74,990              36,166           39,382
   Other non-interest expense                   191,903           162,767             101,471           79,647
                                          -------------     -------------       -------------    -------------
      Total non-interest expense              1,285,566         1,096,030             644,263          554,568
                                          -------------     -------------       -------------    -------------

Income before income tax expense              1,311,432           989,602             683,283          484,611

Provision for income taxes                      443,204           315,027             230,841          144,709
                                          -------------     -------------       -------------    -------------

Net income                                $     868,228     $     674,575       $     452,442    $     339,902
                                          =============     =============       =============    =============

Basic earnings per common share           $         .64     $         .50       $        .34     $         .25
                                          =============     =============       ============     =============

Diluted earnings per common share         $         .62     $         .50       $        .32     $         .25
                                          =============     =============       ============     =============

Dividends declared per common share       $         .24     $         .20       $         --     $          --
                                          =============     =============       ============     =============

Weighted average common shares
   outstanding during the period              1,365,832         1,340,336           1,366,668        1,344,470
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding after dilutive effect          1,399,199         1,361,894           1,399,728        1,369,968
                                          =============     =============       =============    =============

     See accompanying notes to condensed consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Six-Month Periods Ended June 30, 2004 and 2003
                                   (unaudited)

                                                                                       Accumulated
                                                   Additional                             Other
                                      Common        Paid-In           Retained        Comprehensive          Treasury
                                      Stock         Capital           Earnings            Income               Stock
                                    ----------    ------------     --------------    ---------------      ---------------
Balance, December 31, 2002           $ 10,000     $ 9,531,454        $ 9,564,805          $ 190,189        $ (4,354,309)

Comprehensive income:
  Net income                                                             674,575
  Other  comprehensive  loss,  net
   of tax:

    Decrease in  unrealized  gains
     on securities                                                                         (178,547)
         Total comprehensive income

Dividend    declared   ($.20   per                                      (267,209)
share)

ESOP shares release accrual                            31,068

Issued  under  stock  option  plan
shares                                                (60,019)
                                     --------     -----------        -----------          ---------        ------------
Balance, June  30, 2003              $ 10,000     $ 9,502,503        $ 9,972,171          $  11,642        $ (4,354,309)
                                     ========     ===========        ===========          =========        ============



Balance, December 31, 2003           $ 10,000     $ 9,533,759        $10,453,207          $ 174,447        $ (4,354,309)

Comprehensive income:
  Net income                                                             868,228
  Other  comprehensive  gain,  net
   of tax:

    Increase in  unrealized  gains
     on securities                                                                          107,387
        Total comprehensive income

Dividend    declared   ($.24   per                                      (327,495)
share)

ESOP shares release accrual                            56,739

Purchase of common stock                                                                                        (21,006)
                                     --------     -----------       ------------         ----------        ------------
Balance, June 30, 2004               $ 10,000     $ 9,590,498       $ 10,993,940         $  281,834        $ (4,375,315)
                                     ========     ===========       ============         ==========        ============

                                              Incentive          Unearned            Total
                                                Plan               ESOP          Stockholders'
                                                Trust             Shares            Equity
                                          ----------------   ---------------    --------------
Balance, December 31, 2002                  $ (665,291)        $ (363,214)      $ 13,913,634

Comprehensive income:
  Net income                                                                         674,575
  Other  comprehensive  loss,  net
   of tax:

    Decrease in  unrealized  gains
     on securities                                                                  (178,547)
                                                                                ------------
         Total comprehensive income                                                  496,028

Dividend    declared   ($.20   per
share)                                                                              (267,209)

ESOP shares release accrual                                         25,944            57,012

Issued  under  stock  option  plan
shares                                          183,394                              123,375
                                            -----------        -----------      ------------
Balance, June  30, 2003                     $  (481,897)       $  (337,270)     $ 14,322,840
                                            ===========        ===========      ============



Balance, December 31, 2003                  $  (437,999)       $  (311,326)     $ 15,067,779

Comprehensive income:
  Net income                                                                         868,228
  Other  comprehensive  gain,  net
   of tax:

    Increase in  unrealized  gains
     on securities                                                                   107,387
                                                                                ------------
        Total comprehensive income                                                   975,615

Dividend    declared   ($.24   per
share)                                                                              (327,495)

ESOP shares release accrual                                         25,944            82,683

Purchase of common stock                                                             (21,006)
                                            -----------        -----------      ------------
Balance, June 30, 2004                      $  (437,999)       $  (285,382)     $ 15,777,576
                                            ============       ===========      ============




     See accompanying notes to condensed consolidated financial statements.

                        CKF BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Six-Month Periods
                                                                                         Ended June 30
                                                                                ------------------------------
                                                                                      2004             2003
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                     $    868,228     $    674,575
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    by operating activities:
     Amortization of premiums, net on securities                                       18,294            6,394
     Federal Home Loan Bank stock dividends                                           (34,600)         (33,100)
     Amortization of premiums on loans                                                 27,737           38,796
     Accretion of deferred loan origination fees                                      (14,226)         (12,157)
     Provision for losses on loans                                                     30,000           60,000
     ESOP benefit expense                                                              82,683           57,012
     Depreciation expense                                                              67,998           72,246
     Amortization of premiums on deposits and FHLB advances                           (49,865)         (73,841)
     Loss (gain), net on sale of real estate owned                                        106             (558)
     Deferred income tax benefit                                                      (22,556)          (8,419)
     Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     (33,310)         104,826
      Other assets                                                                    (78,143)         (85,490)
      Accrued interest payable                                                         25,323            1,196
      Other liabilities                                                               (17,407)        (137,110)
      Current federal income taxes                                                    (10,033)         (79,639)
                                                                                -------------     ------------
        Net cash provided by operating activities                                     860,229          584,731
                                                                                -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of government agency bonds held-to-maturity                  500,000               --
  Purchase of government agency bonds held-to-maturity                               (987,500)      (1,000,157)
  Repayments on mortgage backed securities held-to-maturity                           553,102           45,871
  Purchase of mortgage backed securities held-to-maturity                                  --       (3,964,193)
  Net (increase) decrease in loans                                                 (7,749,576)       5,107,480
  Purchase of office property and equipment                                           (21,199)         (11,727)
  Proceeds from sale of (additions to) real estate owned                               30,152           (3,256)
                                                                                -------------     ------------
        Net cash provided (used) by investing activities                           (7,675,021)         174,018
                                                                                -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                  2,043,155        1,631,287
  Net decrease in certificates of deposit                                          (2,744,802)      (2,086,265)
  Proceeds from Federal Home Loan Bank advances                                    12,000,000        4,000,000
  Repayments on Federal Home Loan Bank advances                                    (5,192,703)      (4,690,804)
  Net increase in custodial accounts                                                   81,426           93,490
  Proceeds from the exercise of stock options                                              --          123,375
  Purchase of treasury stock                                                          (21,006)              --
  Payment of dividends to stockholders                                               (327,495)        (267,209)
                                                                                -------------     ------------
        Net cash provided (used) by financing activities                            5,838,575       (1,196,126)
                                                                                -------------     ------------

Decrease in cash and cash equivalents                                                (976,217)        (437,377)

Cash and cash equivalents, beginning of period                                      3,792,790       13,717,142
                                                                                -------------     ------------

Cash and cash equivalents, end of period                                        $   2,816,573     $ 13,279,765
                                                                                =============     ============

                                   (continued)

                        CKF BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                   For the Six Month Periods
                                                                                         Ended June 30
                                                                                ------------------------------
                                                                                     2004              2003
                                                                                -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for federal income taxes                                            $     475,793     $    403,085
  Cash paid for interest on deposits and FHLB advances                          $   1,684,889     $  2,128,834

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Real estate owned acquired by foreclosure                                     $      80,912     $    155,078
  Loans originated to finance sale of foreclosed real estate                    $     129,991     $     92,000
  Increase (decrease) in unrealized gains, gross on
   available-for-sale securities                                                $     162,707     $   (270,525)






      See accompanying notes to condensed consolidated financial statements

                        CKF Bancorp, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements


1.   BASIS OF PRESENTATION

     CKF Bancorp, Inc. (the "Company") was formed in August 1994 at the direction of Central Kentucky Federal Savings Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from mutual to stock form (the "Conversion"). Since the Conversion, the Company's primary assets have been the outstanding capital stock of the Bank, cash on deposit with the Bank, and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and its sole business is that of the Bank. Accordingly, the condensed consolidated financial statements and discussions herein include both the Company and the Bank. On December 29, 1994, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company. In conjunction with the Conversion, the Company issued 1,000,000 shares of its common stock to the public.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed (consolidated) financial statements should be read in conjunction with the (consolidated) financial statements and notes thereto included in the company's Form 10-K (or 10-KSB) annual report for 2003 filed with Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended June 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2004. The consolidated balance sheet of the Company, as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date.


2.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels are as follows (in thousands):

                                                             June 30, 2004
                             ---------------------------------------------------------------------------------
                                                               For Capital                 To be Well
                                                            Adequacy Purposes           Capitalized Under
                                                                                        Prompt Corrective
                                                                                        Action Provisions
                             -------------------------   -------------------------  --------------------------
                                      Actual                    Required                      Required
                             -------------------------   -------------------------  --------------------------
                                  Amount      %              Amount       %              Amount       %
                             -------------------------   -------------------------  --------------------------
Core capital                    $  13,476    8.97%         $    6,012   4.00%         $    9,018    6.00%
Tangible capital                   13,476    8.97%              6,012   4.00%                n/a     n/a
Total Risk based capital           14,388   15.20%              7,573   8.00%              9,467   10.00%
Tier 1 Risk based capital          13,476   14.23%                N/a    n/a               4,733    5.00%

3.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per common share:

                                                     FOR THE SIX-MONTH PERIODS          FOR THE THREE-MONTH PERIODS
                                                            ENDED JUNE 30                         JUNE 30
                                                   -------------------------------    -------------------------------
                                                        2004             2003              2004             2003
                                                   -------------     -------------    -------------     -------------
         BASIC EARNINGS PER SHARE
          Net income                                $    868,228      $    674,575     $    452,442      $    339,901
                                                    ============      ============     ============      ============
          Weighted average shares outstanding          1,365,832         1,340,336        1,366,668         1,344,470
                                                    ============      ============     ============      ============
          Basic earnings per share                  $        .64      $        .50     $        .34      $        .25
                                                    ============      ============     ============      ============

         DILUTED EARNINGS PER SHARE
          Net income                                $    868,228      $    674,575     $    452,442      $    339,901
                                                    ============      ============     ============      ============
          Weighted average shares outstanding          1,365,832         1,340,336        1,366,668         1,344,470
          Diluted effect of stock option                  33,367            21,558           33,060            25,228
                                                    ------------      ------------     ------------      ------------
          Weighted average shares outstanding
              after dilutive effect                    1,399,199         1,361,894        1,399,728         1,369,698
                                                    ============      ============     ============      ============
          Diluted earnings per share                $        .62      $       .50      $        .32      $        .25
                                                    ============      ===========      ============      ============


4.   STOCK OPTIONS

     At June 30, 2004, the Company has stock-based compensation plans which are described more fully in the notes to the Company's December 31, 2003 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principals Board Opinion No 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value provisions of Financial Accounting Standards Board Statement 123, Accounting for Stock -Based Compensation, to stock based employee compensation.


                                                      FOR THE SIX-MONTH PERIODS         FOR THE THREE-MONTH PERIODS
                                                            ENDED JUNE 30                      ENDED JUNE 30
                                                   -------------------------------    -------------------------------
                                                        2004              2003             2004              2003
                                                   -------------     -------------    -------------     -------------
         Net income as reported                     $    868,228      $    674,575     $    452,442      $    339,902
         Less:  Total stock-based compensation
            determined under the fair value method,
            net of tax                                     2,139             1,733            1,073               868
                                                    ------------      ------------     ------------      ------------
         Pro forma net income                       $    866,089      $    672,842     $    451,369      $    339,034
                                                    ============      ============     ============      ============

         Basic earnings per share - as reported         $    .64          $   .50           $   .34          $    .25
         Basic earnings per share - pro forma           $    .63          $   .50           $   .33          $    .25
         Diluted earnings per share - as reported       $    .62          $   .50           $   .32          $    .25
         Diluted earnings per share - pro forma         $    .62          $   .49           $   .32          $    .24

5.   DIVIDENDS

     A cash dividend of $.24 per share was paid by the Company on February 10, 2004 to stockholders of record as of January 28, 2004. The total dividends paid by the Company during the six months ended June 30, 2004 amounted to $327,495.


6.   COMMON STOCK

     The Company purchased 1,312 shares of treasury stock at a total cost of $21,006 during the six months ended June 30, 2004.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2003 TO JUNE 30, 2004

At June 30, 2004, total assets were $151.9 million, an increase of $6.9 million, or 4.7%, from $145.0 million at December 31, 2003. The increase in assets included a $7.8 million increase in loans receivable, a $79,000 increase in investment securities, and a $976,000 decrease in cash and interest-bearing deposits. The increase in total assets was primarily funded by a $6.8 million increase in advances from the Federal Home Loan Bank and by an increase in stockholders' equity of $710,000. Deposits decreased by $745,000.

Investment securities increased by $79,000, or 0.8%, to $10.3 million, during the six months ended June 30, 2004. Securities classified as available-for-sale and recorded at market value increased $163,000 due solely to the increase in the market value of such securities. Securities classified as held-to-maturity decreased by $84,000 primarily due to principal repayments on mortgage-backed securities of $553,000, which was offset by an increase in government agency bonds related to purchases of $988,000 and maturities of $500,000.

Loans receivable increased by $7.8 million, or 6.2%, to $133.5 million, during the six months ended June 30, 2004. The increase was primarily due to loan originations of $26.4 million and loan purchases of $2.1 million offset by loan principal repayments of $20.4 million and loans sold of $339,000. The allowance for loan losses was $630,000 at June 30, 2004 compared to $615,000 at December 31, 2003. The allowance as a percentage of loans receivable was 0.47% and 0.49% at June 30, 2004 and December 31, 2003, respectively. Loan charge-offs, net of recoveries amounted to $16,000 during the six months ended June 30, 2004. The determination of the allowance for loan losses is based on management's analysis, done no less frequently than on a quarterly basis, of various factors, including market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance of loan losses is in accordance with accounting principles generally accepted in the United States of America and reflects current regulatory and economic considerations, there can be no assurance that additional losses will not be incurred, or that the Bank's regulators or changes in the Bank's economic environment will not require further increases in the allowance.

Deposits decreased by $745,000, or 0.6%, to $120.9 million, during the six months ended June 30, 2004. The decrease was due to a decrease in certificates of deposit of $2.7 million, or 2.9%, and by the amortization of $44,000 related to the premium paid on certificates of deposit assumed in the acquisition of First Lancaster, which were offset by an increase in deposit accounts (demand, savings, NOW and money market deposit accounts) of $2.0 million, or 7.8%. The increase in deposit accounts was due to an $866,000 increase in money market deposit accounts, a $629,000 increase in NOW accounts, a $302,000 increase in non-interest checking accounts, and a $246,000 increase in savings accounts. Advances from the Federal Home Loan Bank increased by $6.8 million, or 98.6%, to $13.7 million, during the six months ended June 30, 2004 due to $5.2 million in repayments of advances and $12.0 million in proceeds from newly issued advances.

Stockholders' equity increased by $710,000, to $15.8 million, during the six months ended June 30, 2004. The increase during the period was due to net income of $868,000, the release of shares related to the employee stock ownership plan of $83,000, and an increase in the net unrealized gain on available-for-sale securities, net of tax of $107,000, which were offset by payments of dividends to stockholders of $327,000 and by the purchase of treasury shares of $21,000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET INCOME

Net income for the six months ended June 30, 2004 was $868,000 compared to $675,000 for the same period in 2003, an increase of $193,000, or 28.7%. The increase resulted from an increase in net interest income of $481,000 and a decrease in the provision for loan losses of $30,000, which were offset by a decrease in non-interest income of less than $1,000, an increase in non-interest expense of $190,000, and an increase in the provision for income tax of $128,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $85,000, or 2.1%, to $4.2 million, for the six months ended June 30, 2004 compared to the same period in 2003. The increase in interest and dividend income was due to a $7.1 million, or 5.2%, increase from 2003 to 2004 in the weighted-average balance of interest-earning assets offset by an 18 basis point decrease in the average yield on interest-earning assets, to 5.86% in 2004 from 6.04% in 2003.

INTEREST EXPENSE

Interest expense decreased by $396,000, or 19.3%, to $1.7 million, for the six months ended June 30, 2004 compared to the same period in 2003. The decrease in interest expense was due to a 75 basis point decrease in the average yield of interest-bearing liabilities, to 2.55% in 2004 from 3.30% in 2003 offset by a $5.6 million, or 4.5%, increase from 2003 to 2004 in the weighted average balance of interest-bearing liabilities.

NET INTEREST INCOME

Net interest income increased by $481,000, or 23.5%, to $2.5 million, for the six months ended June 30, 2004 compared to same period in 2003. The change in net interest income attributable to volume was favorable by $396,000, attributable to rate was favorable by $86,000, and attributable to rate/volume was unfavorable by $1,000. The interest rate spread amounted to 3.31% and 2.74% during the six months ended June 30, 2004 and 2003, respectively, while the interest margin amounted to 3.54% and 3.01% during the six months ended June 30, 2004 and 2003, respectively. A significant portion of the increase in the interest rate spread in 2004 compared to 2003 is related to the mix of interest-earning assets. Average loans receivable equaled 90.2% of total interest-earning assets for the six months ended June 30, 2004 compared to 84.6% for the six months ended June 30, 2004.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased by $30,000, or 50.0%, to $30,000 for the six months ended June 30, 2004 compared to the same period in 2003. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income increased by less than $1,000, or 0.2%, to $100,000, for the six months ended June 30, 2004 compared to the same period in 2003, and such income amounted to, on an annualized basis, 0.14% of average assets for each of the six month periods ended June 30, 2004 and 2003. The increase in non-interest income was related to an increase of $6,000 in other non-interest income, net and an increase of $1,000 in gain, net on foreclosed real estate, which were offset by a decrease of $7,000 in fees charged in connection with loans and service charges on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense increased by $190,000, or 17.3%, to $1.3 million, for the six months ended June 30, 2004 compared to the same period in 2003, and such expense amounted to, on an annualized basis, 1.74% and 1.56% of average assets for the six months ended June 30, 2004 and 2003, respectively. The increase was due to increases in compensation and employee benefits of $127,000, in occupancy and equipment expense, net of $7,000, in data processing expense of $9,000, in legal and other professional fees of $24,000, and in other non-interest expense of $29,000, which were offset by a decrease in state franchise tax of $6,000.

INCOME TAXES

The provision for income taxes for the six months ended June 30, 2004 and 2003 was $443,000 and $315,000, respectively, which as a percentage of income before taxes was 33.8% for the six months ended June 30, 2004 and 31.8% for the six months ended June 30, 2003.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NET INCOME

Net income for the three months ended June 30, 2004 was $452,000 compared to $340,000 for the same period in 2003, an increase of $112,000, or 33.1%. The increase resulted from an increase in net interest income of $276,000 and a decrease in the provision for loan losses of $15,000, which were offset by a decrease in non-interest income of $3,000, an increase in non-interest expense of $90,000, and an increase in the provision for income tax of $86,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $119,000, or 6.0%, to $2.1 million, for the three months ended June 30, 2004 compared to the same period in 2003. The increase in interest and dividend income was due to a $9.4 million, or 7.0%, increase from 2003 to 2004 in the weighted-average balance of interest-earning assets offset by a five basis point decrease in the average yield on interest-earning assets, to 5.85% in 2004 from 5.90% in 2003.

INTEREST EXPENSE

Interest expense decreased by $157,000, or 16.1%, to $822,000, for the three months ended June 30, 2004 compared to the same period in 2003. The decrease in interest expense was due to a 66 basis point decrease in the average yield of interest-bearing liabilities, to 2.49% in 2004 from 3.15% in 2003 offset by a $7.9 million, or 6.3%, increase from 2003 to 2004 in the weighted average balance of interest-bearing liabilities.

NET INTEREST INCOME

Net interest income increased by $276,000, or 27.2%, to $1.3 million, for the three months ended June 30, 2004 compared to same period in 2003. The change in net interest income attributable to volume was favorable by $229,000, attributable to rate was favorable by $36,000, and attributable to rate/volume was favorable by $11,000. The interest rate spread amounted to 3.36% and 2.75% during the three months ended June 30, 2004 and 2003, respectively, while the interest margin amounted to 3.58% and 3.01% during the three months ended June 30, 2004 and 2003, respectively. A significant portion of the increase in the interest rate spread in 2004 compared to 2003 is related to the mix of interest-earning assets. Average loans receivable equaled 90.5% of total interest-earning assets for the three months ended June 30, 2004 compared to 83.2% for the three months ended June 30, 2004.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased by $15,000, or 50.0%, to $15,000 for the three months ended June 30, 2004 compared to the same period in 2003. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income decreased by $3,000, or 6.0%, to $49,000, for the three months ended June 30, 2004 compared to the same period in 2003, and such income amounted to, on an annualized basis, 0.13% and 0.15% of average assets for the three months ended June 30, 2004 and 2003, respectively. The decrease in non-interest income was related to a decrease of $4,000 in fees charged in connection with loans and service charges on deposit accounts offset by an increase of $1,000 in other non-interest income, net.

NON-INTEREST EXPENSE

Non-interest expense increased by $90,000, or 16.2%, to $644,000, for the three months ended June 30, 2004 compared to the same period in 2003, and such expense amounted to, on an annualized basis, 1.73% and 1.58% of average assets for the three months ended June 30, 2004 and 2003, respectively. The increase was due to increases in compensation and employee benefits of $57,000, in occupancy and equipment expense, net of $4,000, in legal and other professional fees of $10,000, and in other non-interest expense of $22,000, which were offset by a decrease in state franchise tax of $3,000.

INCOME TAXES

The provision for income taxes for the three months ended June 30, 2004 and 2003 was $231,000 and $145,000, respectively, which as a percentage of income before taxes was 33.8% for the three months ended June 30, 2004 and 29.9% for the three months ended June 30, 2003.

NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                              JUNE 30,            DECEMBER 31,
                                                                                2004                  2003
                                                                           -------------         -------------
Loans accounted for on a non-accrual basis(1):
    Real estate mortgage:
     One-to-four family residential                                        $     181,552         $     391,576
     Multi-family residential, non-residential, and land                         122,395               121,179
   Commercial non-mortgage                                                            --                    --
   Consumer                                                                       18,505                24,269
                                                                           -------------         -------------
       Total                                                               $     322,452         $     537,024
                                                                           =============         =============

Accruing loans which are contractually past due 90 days or more:
   Real estate mortgage:
     One-to-four family residential                                        $   1,054,779         $   1,094,486
     Multi-family residential, non-residential, and land                              --                    --
   Commercial non-mortgage                                                        15,000                    --
   Consumer                                                                       85,360                    --
                                                                           -------------         -------------
       Total                                                               $   1,155,139         $   1,094,486
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   1,477,591         $   1,631,510
                                                                           =============         =============
Percentage of loans receivable                                                      1.11%                 1.30%
                                                                           =============         =============
Other non-performing assets(2)                                             $      52,053         $     131,390
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

During the six months ended June 30, 2004, interest income of $12,871 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans actually included in interest income during the six months ended June 30, 2004 totaled $5,914.

At June 30, 2004 and December 31, 2003, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at June 30, 2004.

At June 30, 2004, the Bank had outstanding commitments to originate loans totaling $1.5 million, excluding $1.2 million in unused home equity lines of credit and $1.3 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $4.4 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2004, totaled $68.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.


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

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                              None


Item 2. CHANGES IN SECURITIES,  USE OF PROCEEDS,
        AND ISSUER PURCHASES OF EQUITY
        SECURITIES                                                      None


Item 3. DEFAULTS UPON SENIOR SECURITIES                                 None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on April 20, 2004. 1,324,262 shares of CKF Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

        Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                                            Votes In                         Votes
                        Nominee                        Favor of Election                   Withheld
                ------------------------              -------------------                ------------
                    W. Irvine Fox, Jr.                     1,323,762                          500

                    Warren O. Nash                         1,323,762                          500

                    John H. Stigall                        1,323,564                          698

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


                                  CKF Bancorp, Inc.

Date:      August 12, 2004        /s/ John H. Stigall
                                  ----------------------------------------------
                                  John H. Stigall, President and Chief Executive
                                   Officer
                                  (Duly Authorized Officer)




Date:      August 12, 2004        /s/ Russell M. Brooks
                                  ----------------------------------------------
                                  Russell M. Brooks, Vice President and
                                   Treasurer
                                  (Principal Financial and Accounting Officer)