Form 10QSB
period 2004-09-30
CKF BANCORP INC
filed 2004-11-12
CIK 930203

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-25180

                                CKF BANCORP, INC.
                                -----------------

        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                              61-1267810
------------------                                       -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

340 WEST MAIN STREET, DANVILLE, KENTUCKY                         40422
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (859) 236-4181
                                                 --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes      X                 No
   ---------------           ---------------

As of November 10, 2004, 1,465,528 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes               No      X
                                                    ------------      ----------



                                    CONTENTS


PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
                  December 31, 2003...................................................................3

              Condensed Consolidated Statements of Income for the Nine-Month Periods Ended
                  September 30, 2004 and 2003 (unaudited) and for the Three-Month Periods Ended
                  September 30, 2004 and 2003 (unaudited).............................................4

              Condensed Consolidated Statement of Changes in Stockholders' Equity for the
                  Nine-Month Periods Ended September 30, 2004 and 2003 (unaudited)....................5

              Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods
                  Ended September 30, 2004 and 2003 (unaudited).......................................6

              Notes to Consolidated Financial Statements..............................................8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................11

Item 3.       Controls and Procedures................................................................16



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................17
Item 2.       Unregistered Sale of Securities and Use of Proceeds....................................17
Item 3.       Defaults Upon Senior Securities........................................................17
Item 4.       Submission of Matters to a Vote of Security Holders....................................17
Item 5.       Other Information......................................................................17
Item 6.       Exhibits ..............................................................................17

SIGNATURES    .......................................................................................18



                        CKF BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              AS OF                 AS OF
                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               2004                  2003
                                                                         ---------------       ---------------
                                                                            (UNAUDITED)
ASSETS

Cash and due from banks                                                  $       896,090       $     1,121,357
Interest bearing deposits                                                      2,358,391             2,671,433
                                                                         ---------------       ---------------
       Cash and cash equivalents                                               3,254,481             3,792,790
Investment securities:
   Securities available-for-sale                                               2,156,511             1,930,421
   Securities held-to-maturity (market values of $7,928,107 at
     September 30, 2004 and of $8,330,782 at December 31, 2003)                7,967,277             8,333,409
Federal Home Loan Bank stock, at cost                                          1,786,300             1,732,900
Loans receivable                                                             134,511,772           125,774,932
Allowance for loan losses                                                       (644,250)             (615,089)
Accrued interest receivable                                                      814,776               731,281
Real estate owned                                                                 52,053               131,390
Office property and equipment, net                                             1,844,502             1,925,300
Goodwill                                                                       1,099,588             1,099,588
Other assets                                                                     198,487               147,046
                                                                         ---------------       ---------------

       Total assets                                                      $   153,041,497       $   144,983,968
                                                                         ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   118,788,311       $   121,689,009
Advances from Federal Home Loan Bank                                          16,667,502             6,899,835
Accrued interest payable                                                          58,305                23,672
Advance payment by borrowers for taxes and insurance                             199,624                44,839
Accrued federal income tax                                                        42,424                75,931
Deferred federal income tax                                                      793,928               750,904
Other liabilities                                                                439,118               431,999
                                                                         ---------------       ---------------

     Total liabilities                                                       136,989,212           129,916,189
                                                                         ---------------       ---------------

Commitments and contingencies                                                         -                     -
                                                                         ---------------       ---------------

Preferred stock, 100,000 shares,  authorized and unissued
Common stock, $.01 par value, 4,000,000 shares authorized;
   1,465,528 and 1,471,686 issued and outstanding, respectively                   10,000                10,000
Additional paid-in capital                                                     9,583,439             9,533,759
Retained earnings, substantially restricted                                   11,068,457            10,453,207
Accumulated other comprehensive income                                           323,667               174,447
Treasury stock, 534,472 and 528,314 shares, respectively, at cost             (4,454,062)           (4,354,309)
Incentive Plan Trust, 21,200 and 44,900 shares, respectively, at cost           (206,806)             (437,999)
Unearned Employee Stock Ownership Plan (ESOP) stock                             (272,410)             (311,326)
                                                                         ----------------      ---------------

     Total stockholders' equity                                               16,052,285            15,067,779
                                                                         ---------------       ---------------

     Total liabilities and stockholders' equity                          $   153,041,497       $   144,983,968
                                                                         ===============       ===============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                        CKF BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             FOR THE NINE-MONTH PERIODS           FOR THE THREE-MONTH PERIODS
                                                ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                          -------------------------------       ------------------------------
                                                2004              2003                2004             2003
                                          -------------     -------------       -------------    -------------
INTEREST AND DIVIDEND INCOME:
   Interest on loans                      $   6,063,530     $   5,821,792       $   2,068,541    $   1,905,521
   Interest and dividends on investments        278,142           195,477              95,394           80,440
   Other interest income                         14,603            88,934               5,356           18,576
                                          -------------     -------------       -------------    -------------
      Total interest and dividend income      6,356,275         6,106,203           2,169,291        2,004,537
                                          -------------     -------------       -------------    -------------

INTEREST EXPENSE:
   Interest on deposits                       2,286,615         2,800,504             744,792          872,423
   Interest on advances from the FHLB           232,688           172,621             114,164           44,513
                                          -------------     -------------       -------------    -------------
      Total interest expense                  2,519,303         2,973,125             858,956          916,936
                                          -------------     -------------       -------------    -------------

NET INTEREST INCOME                           3,836,972         3,133,078           1,310,335        1,087,601
   Provision for loan losses                     45,000            75,000              15,000           15,000
                                          -------------     -------------       -------------    -------------
      Net interest income after
        provision for loan losses             3,791,972         3,058,078           1,295,335        1,072,601
                                          -------------     -------------       -------------    -------------

NON-INTEREST INCOME:
   Loan and other service fees                  140,721           144,691              51,025           47,961
   Gain, net on foreclosed real estate            3,543             1,682                 700               14
   Other non-interest income, net                13,718             3,442               5,896            1,685
                                          -------------     -------------       -------------    -------------
      Total non-interest income                 157,982           149,815              57,621           49,660
                                          -------------     -------------       -------------    -------------

NON-INTEREST EXPENSE:
   Compensation and employee benefits         1,068,764           871,173             354,738          284,208
   Occupancy and equipment expense, net         172,843           166,094              57,647           57,797
   Data processing                              197,196           184,632              67,004           63,493
   Legal and other professional fees             86,850            54,186              21,656           12,314
   State franchise tax                          103,494           109,937              34,439           34,947
   Other non-interest expense                   268,667           238,063              76,764           75,296
                                          -------------     -------------       -------------    -------------
      Total non-interest expense              1,897,814         1,624,085             612,248          528,055
                                          -------------     -------------       -------------    -------------

Income before income tax expense              2,052,140         1,583,808             740,708          594,206

Provision for income taxes                      694,776           507,096             251,572          192,069
                                          -------------     -------------       -------------    -------------

Net income                                $   1,357,364     $   1,076,712       $     489,136    $     402,137
                                          =============     =============       =============    =============

Basic earnings per common share           $         .99     $         .80       $         .35    $         .30
                                          =============     =============       =============    =============
Diluted earnings per common share         $         .97     $         .79       $         .35    $         .29
                                          =============     =============       =============    =============
Dividends declared per common share       $         .54     $         .44       $         .30    $         .24
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding during the period              1,372,040         1,346,564           1,384,322        1,358,818
                                          =============     =============       =============    =============

Weighted average common shares
   outstanding after dilutive effect          1,392,169         1,368,556           1,405,711        1,384,306
                                          =============     =============       =============    =============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                        CKF BANCORP, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                                                                                                   ACCUMULATED
                                                               ADDITIONAL                         COMPREHENSIVE
                                                  COMMON        PAID-IN          RETAINED             OTHER
                                                  STOCK         CAPITAL          EARNINGS            INCOME
                                                ----------    ------------     --------------    ---------------
Balance, December 31, 2002                       $ 10,000     $ 9,531,454       $  9,564,805        $ 190,189

Comprehensive income:
  Net income                                                                       1,076,712
  Other comprehensive loss, net of tax:                                                              (144,476)
Decrease in unrealized gains on securities
         Total comprehensive income

Dividend declared ($.44 per share)                                                  (592,084)

ESOP shares release accrual                                        50,941
Issued under stock option plan shares                             (72,789)
                                                ----------    ------------     --------------    -------------

Balance, September 30, 2003                      $ 10,000     $ 9,509,606       $ 10,049,433        $  45,713
                                                ==========    ============     ==============    =============

Balance, December 31, 2003                       $ 10,000     $ 9,533,759       $ 10,453,207        $ 174,447

Comprehensive income:
  Net income                                                                       1,357,364
  Other comprehensive gain, net of tax:                                                               149,219
    Increase in unrealized gains on securities
        Total comprehensive income
Dividend declared ($.54 per share)                                                  (742,113)

ESOP shares release accrual                                        89,004
Issued under stock option plan shares                             (39,324)
Purchase of common stock
                                                ----------    ------------     --------------    -------------
Balance, September 30, 2004                      $ 10,000     $ 9,583,439       $ 11,068,458       $  323,666
                                                ==========    ============     ==============    =============

                                                                    INCENTIVE         UNEARNED            TOTAL
                                                    TREASURY           PLAN             ESOP          STOCKHOLDERS'
                                                     STOCK             TRUST           SHARES            EQUITY
                                                 -------------    --------------   -------------    ---------------
Balance, December 31, 2002                       $ (4,354,309)     $ (665,291)      $ (363,214)      $ 13,913,634
Comprehensive income:
  Net income                                                                                            1,076,712
  Other comprehensive loss, net of tax:                                                                  (144,476)
                                                                                                    -------------
    Decrease in unrealized gains on securities
         Total comprehensive income                                                                       932,236

Dividend declared ($.44 per share)                                                                       (592,084)

ESOP shares release accrual                                                             38,916             89,857
Issued under stock option plan shares                                 222,414                             149,625
                                                 ------------     -----------      -----------      -------------
Balance, September 30, 2003                      $ (4,354,309)     $ (442,877)      $ (324,298)      $ 14,493,268
                                                 ============     ===========      ===========      =============
Balance, December 31, 2003                       $ (4,354,309)     $ (437,999)      $ (311,326)      $ 15,067,779

Comprehensive income:
  Net income                                                                                            1,357,364
   Other comprehensive gain, net of tax:                                                                  149,219
                                                                                                    -------------
    Increase in unrealized gains on securities
        Total comprehensive income                                                                      1,506,583

Dividend declared ($.54 per share)                                                                       (742,113)

ESOP shares release accrual                                                             38,916            127,920

Issued under stock option plan shares                                 231,193                             191,869

Purchase of common stock                              (99,753)                                            (99,753)
                                                 ------------     -----------      -----------      -------------
Balance, September 30, 2004                      $ (4,454,062)     $ (206,806)      $ (272,410)      $ 16,052,285
                                                 ============      ==========      ===========      =============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                        CKF BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  FOR THE NINE-MONTH PERIODS
                                                                                      ENDED SEPTEMBER 30
                                                                                ------------------------------
                                                                                    2004              2003
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  1,357,364     $  1,076,712
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
     Amortization of premiums, net on securities                                       25,862           13,260
     Federal Home Loan Bank stock dividends                                           (53,400)         (50,200)
     Amortization of premiums on loans                                                 36,900           56,216
     Accretion of deferred loan origination fees                                      (19,490)         (16,526)
     Provision for losses on loans                                                     45,000           75,000
     ESOP benefit expense                                                             127,920           89,857
     Depreciation expense                                                             101,997          108,369
     Amortization of premiums on deposits and FHLB advances                           (74,804)        (103,745)
     Loss (gain), net on sale of real estate owned                                        106             (572)
     Deferred income tax benefit                                                      (33,847)         (28,574)
     Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     (83,495)         137,639
      Other assets                                                                    (51,441)         (68,744)
      Accrued interest payable                                                         34,633           (3,273)
      Other liabilities                                                                 7,119         (114,563)
      Current federal income taxes                                                      2,830           (7,415)
                                                                                -------------     ------------
        Net cash provided by operating activities                                   1,423,254        1,163,441
                                                                                -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of government agency bonds held-to-maturity                  500,000          250,000
  Purchase of government agency bonds held-to-maturity                               (987,500)      (1,000,157)
  Repayments on mortgage backed securities held-to-maturity                           827,770          466,660
  Purchase of mortgage backed securities held-to-maturity                                  -        (3,964,193)
  Net increase in loans                                                            (8,721,010)      (2,007,983)
  Purchase of office property and equipment                                           (21,199)         (21,686)
  Proceeds from sale of (additions to) real estate owned                               30,152           (4,013)
                                                                                -------------     ------------
        Net cash used by investing activities                                      (8,371,787)      (6,281,372)
                                                                                -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                                    948,613        2,169,630
  Net decrease in certificates of deposit                                          (3,783,515)      (1,697,732)
  Proceeds from Federal Home Loan Bank advances                                    18,000,000        4,000,000
  Repayments on Federal Home Loan Bank advances                                    (8,223,325)      (4,732,911)
  Net increase in custodial accounts                                                  154,785          162,928
  Proceeds from the exercise of stock options                                         155,532          149,625
  Purchase of treasury stock                                                          (99,753)              -
  Payment of dividends to stockholders                                               (742,113)        (592,084)
                                                                                -------------     ------------
        Net cash provided (used) by financing activities                            6,410,224         (540,544)
                                                                                -------------     ------------

Decrease in cash and cash equivalents                                                (538,309)      (5,658,475)

Cash and cash equivalents, beginning of period                                      3,792,790       13,717,142
                                                                                -------------     ------------

Cash and cash equivalents, end of period                                        $   3,254,481     $  8,058,667
                                                                                =============     ============

                                   (continued)

                        CKF BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                       FOR THE NINE-MONTH PERIODS
                                                                                           ENDED SEPTEMBER 30
                                                                                   ------------------------------
                                                                                        2004             2003
                                                                                   -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for federal income taxes                                               $     725,793     $    543,085
  Cash paid for interest on deposits and FHLB advances                             $   2,594,474     $  3,080,143

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Real estate owned acquired by foreclosure                                        $      80,912     $    262,071
  Loans originated to finance sale of foreclosed real estate                       $     129,991     $    310,260
  Increase (decrease) in unrealized gains, gross on available-for-sale securities  $     226,090     $   (218,903)


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Form 10-K (or 10-KSB) annual report for 2003 filed with Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine-month period ended September 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2004. The consolidated balance sheet of the Company, as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date.


2.       REGULATORY CAPITAL

         The Bank's actual capital and its statutory required capital levels are as follows (in thousands):

                                                            SEPTEMBER 30, 2004
                             ---------------------------------------------------------------------------------
                                                               FOR CAPITAL                 TO BE WELL
                                                            ADEQUACY PURPOSES           CAPITALIZED UNDER
                                                                                        PROMPT CORRECTIVE
                                                                                        ACTION PROVISIONS
                             -------------------------   -------------------------  --------------------------
                                       ACTUAL                    REQUIRED                    REQUIRED
                             -------------------------   -------------------------  --------------------------
                                AMOUNT        %             AMOUNT        %            AMOUNT         %
                             -------------------------   -------------------------  --------------------------
Core capital                    $  13,770    9.09%          $   6,057   4.00%         $    9,085    6.00%
Tangible capital                   13,770    9.09%              6,057   4.00%                n/a     N/a
Total Risk based capital           14,738   15.61%              7,552   8.00%              9,439   10.00%
Tier 1 Risk based capital          13,770   14.59%                n/a    n/a               4,720    5.00%



3.       EARNINGS PER SHARE

         The  following  table  reflects  the  calculation  of basic and diluted earnings per common share:

                                                   FOR THE NINE-MONTH PERIODS         FOR THE THREE-MONTH PERIODS
                                                            ENDED JUNE 30                         JUNE 30
                                                   -------------------------------    -------------------------------
                                                        2004             2003              2004             2003
                                                   -------------     -------------    -------------     -------------
         BASIC EARNINGS PER SHARE
          Net income                                $  1,357,364      $  1,076,712     $    489,136      $    402,137
                                                    ============      ============     ============      ============
          Weighted average shares outstanding          1,372,040         1,346,564        1,384,322         1,358,818
                                                    ============      ============     ============      ============
          Basic earnings per share                  $        .99      $        .80     $        .35      $        .30
                                                    ============      ============     ============      ============

         DILUTED EARNINGS PER SHARE
          Net income                                $  1,357,364      $  1,076,712     $    489,136      $    402,137
                                                    ============      ============     ============      ============
          Weighted average shares outstanding          1,372,040         1,346,564        1,384,322         1,358,818
          Diluted effect of stock option                  20,129            21,992           21,389            25,488
                                                    ------------      ------------     ------------       -----------
          Weighted average shares outstanding
              after dilutive effect                    1,392,169         1,368,556        1,405,711         1,384,306
                                                    ============      ============     ============      ============
          Diluted earnings per share                $        .97      $        .79     $        .35      $        .29
                                                    ============      ============     ============      ============


4.       STOCK OPTIONS

         At September 30, 2004, the Company has stock-based compensation plans which are described more fully in the notes to the Company's December 31, 2003 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principals Board Opinion No 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value provisions of Financial Accounting Standards Board Statement 123, Accounting for Stock -Based Compensation, to stock based employee compensation.


                                                     FOR THE NINE-MONTH PERIODS         FOR THE THREE-MONTH PERIODS
                                                         ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                   -------------------------------    -------------------------------
                                                        2004             2003              2004             2003
                                                   -------------     -------------    -------------     -------------
         Net income as reported                     $  1,357,364      $  1,076,712     $    489,136      $    402,137
         Less:  Total stock-based compensation
            determined under the fair value method,
            net of tax                                     3,208             2,599            1,069               866
                                                    ------------      ------------     ------------      ------------
         Pro forma net income                       $  1,354,156      $  1,074,113     $    488,067      $    401,271
                                                    ============      ============     ============      ============

         Basic earnings per share - as reported         $    .99          $    .80          $   .35          $    .30
         Basic earnings per share - pro forma           $    .99          $    .80          $   .35          $    .30
         Diluted earnings per share - as reported       $    .97          $    .79          $   .35          $    .29
         Diluted earnings per share - pro forma         $    .97          $    .78          $   .35          $    .29

                                       9

5.       DIVIDENDS

         A cash dividend of $.24 per share was paid by the Company on February 10, 2004 to stockholders of record as of January 28, 2004, and a cash dividend of $.30 per share was paid on August 10, 2004 to stockholders of record as of July 28, 2004. The total dividends paid by the Company during the nine months ended September 30, 2004 amounted to $742,113.

6.       COMMON STOCK

         The Company purchased 6,158 shares of treasury stock at a total cost of $99,753 during the nine months ended September 30, 2004.

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


CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2003 TO SEPTEMBER 30, 2004

At September 30, 2004, total assets were $153.0 million, an increase of $8.1 million, or 5.6%, from $145.0 million at December 31, 2003. The increase in assets included a $8.7 million increase in loans receivable, a $538,000 decrease in cash and interest-bearing deposits, and a $140,000 decrease in investment securities. The increase in total assets was primarily funded by a $9.8 million increase in advances from the Federal Home Loan Bank and by an increase in stockholders' equity of $985,000. Deposits decreased by $2.9 million during the period.

Investment securities decreased by $140,000, or 1.4%, to $10.1 million, during the nine months ended September 30, 2004. Securities classified as available-for-sale and recorded at market value increased $226,000 due solely to the increase in the market value of such securities. Securities classified as held-to-maturity decreased by $366,000 primarily due to principal repayments on mortgage-backed securities of $828,000, which was offset by an increase in government agency bonds related to purchases of $988,000 and maturities of $500,000.

Loans receivable increased by $8.7 million, or 6.9%, to $134.5 million, during the nine months ended September 30, 2004. The increase was primarily due to loan originations of $38.4 million and loan purchases of $2.2 million offset by loan principal repayments of $31.5 million and loans sold of $339,000. The allowance for loan losses was $644,000 at September 30, 2004 compared to $615,000 at December 31, 2003. The allowance as a percentage of loans receivable was 0.48% and 0.49% at September 30, 2004 and December 31, 2003, respectively. Loan charge-offs, net of recoveries amounted to $16,000 during the nine months ended September 30, 2004. The determination of the allowance for loan losses is based on management's analysis, done no less frequently than on a quarterly basis, of various factors, including market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is estimated in accordance with accounting principles generally accepted in the United States of America and reflects current regulatory and economic considerations, there can be no assurance that additional provisions will not be incurred in the near term, or that the Bank's regulators or changes in the Bank's economic environment will not require further increases in the allowance.

Deposits decreased by $2.9 million, or 2.4%, to $118.8 million, during the nine months ended September 30, 2004. The decrease was due to a decrease in certificates of deposit of $3.8 million, or 4.0%, and by the amortization of $66,000 related to the premium paid on certificates of deposit assumed in the acquisition of First Lancaster, which were offset by an increase in deposit accounts (demand, savings, NOW and money market deposit accounts) of $929,000, or 3.6%. The increase in deposit accounts was due to a $361,000 increase in money market deposit accounts, a $535,000 increase in NOW accounts, a $11,000 decrease in non-interest checking accounts, and a $44,000 increase in savings accounts. Advances from the Federal Home Loan Bank increased by $9.8 million, or 141.6%, to $16.7 million, during the nine months ended September 30, 2004 due to $8.2 million in repayments of advances and $18.0 million in proceeds from newly issued advances.

Stockholders' equity increased by $985,000, to $16.1 million, during the nine months ended September 30, 2004. The increase during the period was due to net income of $1.4 million, the release of shares related to the employee stock ownership plan of $128,000, an increase in the net unrealized gain on available-for-sale securities, net of tax of $149,000, and the issue of additional shares under the stock option plan of $192,000, which were offset by payments of dividends to stockholders of $742,000 and by the purchase of treasury shares of $100,000.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET INCOME

Net income for the nine months ended September 30, 2004 was $1.4 million compared to $1.1 million for the same period in 2003, an increase of $281,000, or 26.1%. The increase resulted from an increase in net interest income of $704,000, an increase in non-interest income of $8,000, and a decrease in the provision for loan losses of $30,000, which were offset by an increase in non-interest expense of $274,000 and an increase in the provision for income tax of $187,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $250,000, or 4.1%, to $6.4 million, for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in interest and dividend income was due to a $8.5 million, or 6.2%, increase from 2003 to 2004 in the weighted-average balance of interest-earning assets offset by a 12 basis point decrease in the average yield on interest-earning assets, to 5.85% in 2004 from 5.97% in 2003.

INTEREST EXPENSE

Interest expense decreased by $454,000, or 15.3%, to $2.5 million, for the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in interest expense was due to a 63 basis point decrease in the average yield of interest-bearing liabilities, to 2.54% in 2004 from 3.17% in 2003 offset by a $6.8 million, or 5.4%, increase from 2003 to 2004 in the weighted average balance of interest-bearing liabilities.

NET INTEREST INCOME

Net interest income increased by $704,000, or 22.5%, to $3.8 million, for the nine months ended September 30, 2004 compared to same period in 2003. The change in net interest income attributable to volume was favorable by $574,000, attributable to rate was favorable by $126,000, and attributable to rate/volume was favorable by $4,000. The interest rate spread amounted to 3.30% and 2.80% during the nine months ended September 30, 2004 and 2003, respectively, while the interest margin amounted to 3.53% and 3.06% during the nine months ended September 30, 2004 and 2003, respectively. A significant portion of the increase in the interest rate spread in 2004 compared to 2003 is related to the mix of interest-earning assets. Average loans receivable equaled 90.3% of total interest-earning assets for the nine months ended September 30, 2004 compared to 85.1% for the nine months ended September 30, 2004.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased by $30,000, or 40.0%, to $45,000 for the nine months ended September 30, 2004 compared to the same period in 2003. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income increased by $8,000, or 5.5%, to $158,000, for the nine months ended September 30, 2004 compared to the same period in 2003, and such income amounted to, on an annualized basis, 0.14% of average assets for each of the nine-month periods ended September 30, 2004 and 2003. The increase in non-interest income was related to an increase of $10,000 in other non-interest income, net and an increase of $2,000 in gain, net on foreclosed real estate, which were offset by a decrease of $4,000 in fees charged in connection with loans and service charges on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense increased by $274,000, or 16.9%, to $1.9 million, for the nine months ended September 30, 2004 compared to the same period in 2003, and such expense amounted to, on an annualized basis, 1.69% and 1.53% of average assets for the nine months ended September 30, 2004 and 2003, respectively. The increase was due to increases in compensation and employee benefits of $197,000, in occupancy and equipment expense, net of $7,000, in data processing expense of $12,000, in legal and other professional fees of $33,000, and in other non-interest expense of $31,000, which were offset by a decrease in state franchise tax of $6,000.

INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2004 and 2003 was $695,000 and $507,000, respectively, which as a percentage of income before taxes was 33.9% for the nine months ended September 30, 2004 and 32.0% for the nine months ended September 30, 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET INCOME

Net income for the three months ended September 30, 2004 was $489,000 compared to $402,000 for the same period in 2003, an increase of $87,000, or 21.6%. The increase resulted from an increase in net interest income of $223,000 and an increase in non-interest income of $8,000, which were offset by an increase in non-interest expense of $84,000 and an increase in the provision for income tax of $60,000.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $165,000, or 8.2%, to $2.2 million, for the three months ended September 30, 2004 compared to the same period in 2003. The increase in interest and dividend income was due to an $11.2 million, or 8.2%, increase from 2003 to 2004 in the weighted-average balance of interest-earning assets while the average yield on interest-earning assets remained level in 2004 compared to 2003, at 5.83%.

INTEREST EXPENSE

Interest expense decreased by $58,000, or 6.3%, to $859,000, for the three months ended September 30, 2004 compared to the same period in 2003. The decrease in interest expense was due to a 37 basis point decrease in the average yield of interest-bearing liabilities, to 2.54% in 2004 from 2.91% in 2003 offset by a $9.2 million, or 7.3%, increase from 2003 to 2004 in the weighted average balance of interest-bearing liabilities.

NET INTEREST INCOME

Net interest income increased by $223,000, or 20.5%, to $1.3 million, for the three months ended September 30, 2004 compared to same period in 2003. The change in net interest income attributable to volume was favorable by $194,000, attributable to rate was favorable by $40,000, and attributable to rate/volume was unfavorable by $11,000. The interest rate spread amounted to 3.29% and 2.92% during the three months ended September 30, 2004 and 2003, respectively, while the interest margin amounted to 3.52% and 3.16% during the three months ended September 30, 2004 and 2003, respectively. A significant portion of the increase in the interest rate spread in 2004 compared to 2003 is related to the mix of interest-earning assets. Average loans receivable equaled 90.4% of total interest-earning assets for the three months ended September 30, 2004 compared to 86.1% for the three months ended September 30, 2004.

PROVISION FOR LOAN LOSSES

Provision for loan losses remained level at $15,000 for the three months ended September 30, 2004 compared to the same period in 2003. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. Loans in the portfolio are categorized according to their perceived inherent level of risk. The categories include 1- to 4- dwelling unit mortgage loans, other mortgage loans, non-mortgage commercial loans, and consumer loans. An estimate of the appropriate level of allowance for loan losses is calculated by applying risk-weighting factors to the aggregate balances of these loan categories. Within a given category, loans classified as non-performing are assigned a higher risk weighting than performing loans. Management reviews the level of each risk factor periodically and makes appropriate adjustments based on changes in conditions that may impact the portfolio. Provisions for loan losses are booked so as to maintain the allowance within a reasonable range of the estimate.

NON-INTEREST INCOME

Non-interest income increased by $8,000, or 16.0%, to $58,000, for the three months ended September 30, 2004 compared to the same period in 2003, and such income amounted to, on an annualized basis, 0.15% and 0.14% of average assets for the three months ended September 30, 2004 and 2003, respectively. The increase in non-interest income was related to an increase of $3,000 in fees charged in connection with loans and service charges on deposit accounts, an increase of $1,000 in gain, net on foreclosed real estate, and an increase of $4,000 in other non-interest income, net.

NON-INTEREST EXPENSE

Non-interest expense increased by $84,000, or 15.9%, to $612,000, for the three months ended September 30, 2004 compared to the same period in 2003, and such expense amounted to, on an annualized basis, 1.60% and 1.48% of average assets for the three months ended September 30, 2004 and 2003, respectively. The increase was due to increases in compensation and employee benefits of $71,000, in data processing expense, net of $4,000, in legal and other professional fees of $9,000, and in other non-interest expense of $1,000, which were offset by a decrease in state franchise tax of $1,000.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 2004 and 2003 was $252,000 and $192,000, respectively, which as a percentage of income before taxes was 34.0% for the three months ended September 30, 2004 and 32.3% for the three months ended September 30, 2003.


NON-PERFORMING ASSETS

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing  assets  at the  dates  indicated.  No  loans  were  recorded  as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                2004                  2003
                                                                           -------------         -------------
Loans accounted for on a non-accrual basis:/1/
   Real estate mortgage:
     One-to-four family residential                                        $     298,988         $     391,576
     Multi-family residential, non-residential, and land                          84,608               121,179
   Commercial non-mortgage                                                           -                      -
   Consumer                                                                       46,936                24,269
                                                                           -------------         -------------
       Total                                                               $     430,532         $     537,024
                                                                           =============         =============

Accruing loans  which are  contractually  past due 90 days or more:
   Real estate mortgage:
     One-to-four family residential                                        $   1,126,263         $   1,094,486
     Multi-family residential, non-residential, and land                           1,301                    -
   Commercial non-mortgage                                                         1,639                    -
   Consumer                                                                       20,229                    -
                                                                           -------------         -------------
       Total                                                               $   1,149,432         $   1,094,486
                                                                           =============         =============

Total of loans accounted for as non-accrual or as accruing past
   due 90 days or more                                                     $   1,579,964         $   1,631,510
                                                                           =============         =============
Percentage of loans receivable                                                      1.17%                 1.30%
                                                                           =============         =============
Other non-performing assets/2/                                             $      52,053         $     131,390
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

During the nine months ended September 30, 2004, interest income of $24,301 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans actually included in interest income during the nine months ended September 30, 2004 totaled $10,770.

At September 30, 2004 and December 31, 2003, there were no loans, identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination and purchase of mortgage, commercial and consumer loans and the purchase of investment securities. The Bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. The Bank's capital exceeded these capital standards at September 30, 2004.

At September 30, 2004, the Bank had outstanding commitments to originate loans totaling $1.2 million, excluding $1.2 million in unused home equity lines of credit and $3.6 million in other lines of credit and standby letters of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $4.0 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2004, totaled $64.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

PART II.    OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS                                               None


Item 2.     UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS             None


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


                                    CKF BANCORP, INC.

Date: November 12, 2004             /s/ John H. Stigall
                                    --------------------------------------------
                                    John H. Stigall, President and Chief
                                       Executive Officer
                                          (Duly Authorized Officer)




Date: November 12, 2004             /s/ Russell M. Brooks
                                    --------------------------------------------
                                    Russell M. Brooks, Vice President
                                        and Treasurer
                                    (Principal Financial and Accounting Officer)